Form 10KSB
period 2001-03-30
SUNSHINE PCS CORP
filed 2001-05-15
CIK 1128735

Form 10-KSB

Special Financial Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000

The Issuer’s Registration Statement on Form SB-2 (Registration Number 333-50948) became effective on February 14, 2001 and did not contain certified financial statements for the fiscal year ended December 31, 2001, the Issuer’s last full fiscal year. This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 2000.

Commission File Number 333-8234
--------
Sunshine PCS Corporation
(Name of small business issuer in its charter)

         Delaware                                                              13-4141279
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)
421 Hudson Street, New York, New York   10014
(Address of principal executive offices)           (Zip Code)
Issuer's telephone number: (212) 675-1920
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X__
(Issuer only became subject to Section 15(d) filing requirements on February 14, 2001, pursuant to the filing of a Registration Statement on Form SB-2 which was declared effective on such date (Commission File No. 333-8234))

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Issuer was approximately $5.9 million as of May 1, 2001.

As of May 1, 2001, there were 2,821,766 shares of Class A common equity outstanding.

This annual report on Form 10-KSB for the fiscal year ended December 31, 2000 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or the life of the registrant if less than a full fiscal year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of the registrant. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet apropriate for the annual report of the registrant. Sunshine PCS Corporation's Registration on Form SB-2 referenced above did not contain certified financial statements for the year ended December 31, 2000, Registrant's last full fiscal year. Therefore, as required by Rule 15d-2, certified financial statements for the year ended December 31, 2000 are filed herewith under cover of the facing page of an Annual Report on Form 10-KSB.

Item 7. Financial Statements.
Partners
Fortunet Communications, L.P.

We have audited the accompanying balance sheets of Fortunet Communications, L.P. (the “Partnership”) a development stage enterprise and predecessor to Sunshine PCS Corporation, as of December 31, 1999 and 2000, and the related statements of operations, changes in partners’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2000, and for the period from July 27, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortunet Communications, L.P. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and the period from July 27, 1995 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Fortunet Communications, L.P. will continue as a going concern. As more fully described in Note 1, the Partnership has incurred losses since inception, has not yet adopted a business plan, determined how to finance its operations and may forfeit its licenses or be subject to the imposition of fines and sanctions if it does not meet certain build-out requirements. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Stamford, Connecticut
April 30, 2001

Fortunet Communications, L.P.
(ADevelopment Stage Enterprise and
Predecessor to Sunshine PCS Corporation)
Balance Sheets

                                                                                                      Pro Forma
                                                                                                     (Unaudited)
                                                                          December 31,               December 31,
                                                                                                         2000
                                                                     1999              2000            (Note 5)
                                                                     ----              ----            --------
                            Assets

Cash                                                           $         -         $       -          $ 250,000
PCS Licenses                                                      2,686,012         2,686,012         2,686,012
                                                                  ---------         ---------         ---------
Total Assets                                                    $ 2,686,012       $ 2,686,012       $ 2,936,012
                                                                ===========       ===========       ===========
Liabilities and partners'/stockholders' equity/(deficit)

Long-term debt:

  Loan from Limited Partner                                     $69,760,140       $83,459,785       $         -
  Subordinated Notes                                                                                 16,131,117

Preferred Stock, $1.00 par value Authorized shares - 30,000                                             250,000

Partners'/stockholders' equity/(deficit)

Common Stock, $0.0001 par value
  Class A: Authorized shares - 20,000,000
  Class B: Authorized shares - 9,000,000
Additional paid-in capital                                                                           68,027,271
Deficit accumulated during the development stage                                                    (81,472,376)
General partner's deficit accumulated during the development
stage                                                          (12,618,925)      (12,755,921)                 -
Limited partner's deficit accumulated during the development
stage                                                          (54,455,203)      (68,017,852)
                                                               ------------      ------------
                                                                                                                  -
Total partners'/stockholders' deficit
  accumulated during the development stage                     (67,074,128)      (80,773,773)      (13,445,105)
                                                               ------------      ------------      ------------
Total liabilities and
  partners'/stockholders' equity/(deficit)                     $ 2,686,012       $ 2,686,012       $ 2,936,012
                                                                ===========       ===========       ===========
See accompanying notes.

Fortunet Communications, L.P.

(A Development Stage Enterprise and

Predecessor to Sunshine PCS Corporation)

Statements of Operations

                                                                                                July 27, 1995
                                                    Years Ended December 31,                   (inception) to
                                                                                                December 31,
                                           1998              1999               2000                2000
                                           ----              ----               ----                ----
Interest expense (including
commitment fees)                         $(18,679,726)    $(13,001,850)       $(13,699,645)        $(75,599,277)
Forgiveness of interest expense            19,159,890                -                   -           19,159,890
Impairment of PCS Licenses                                 (18,454,112)                             (25,032,989)
                                     -----------------  ----------------  ---------------------      ------------
                                                    -                                 -

Net profit (loss)                           $ 480,164     $(31,455,962)       $(13,699,645)        $(81,472,376)
                                            =========     =============       =============        =============

Net profit (loss) allocated to             $6,472,834      $(9,375,529)          $(136,996)        $(13,105,920)
general partner                           ==========      ============          ==========        =============

Net loss allocated to limited            $(5,992,670)     $(22,080,433)       $(13,562,649)        $(68,366,456)
partner                                  ============     =============       =============        =============
Pro-forma basic and diluted
earnings (loss) per share                        $.08           $(5.56)             $(2.42)                    -
                                                 ====           =======             =======
Weighted average shares used in
computation                                 5,654,842         5,654,842           5,654,842                    -
                                            =========         =========           =========
See accompanying notes.

Fortunet Communications, L.P.

(A Development Stage Enterprise and

Predecessor to Sunshine PCS Corporation)

Statement of Changes in Partners’ Equity/(Deficit)

For the period from July 27, 1995 (inception) through December 31, 2000

                                                General Partners      Limited Partners       Total Partners
                                                     equity/(deficit)      equity/(deficit)       equity/(deficit)
                                                     ----------------      ----------------       ----------------
Capital contributions                                   $  350,000            $  348,603            $  698,603
  Net loss                                                  (4,605)             (455,894)             (460,499)
                                                           ------              ----------            ---------
Balance at December 31, 1995                               345,395              (107,291)              238,104
  Net loss                                                (850,414)           (6,474,655)           (7,325,069)
                                                         ---------             ----------            ---------
Balance at December 31, 1996                              (505,019)           (6,581,946)           (7,086,965)
  Net loss                                              (9,211,211)          (19,800,154)          (29,011,365)
                                                         ---------             ----------            ---------
Balance at December 31, 1997                            (9,716,230)          (26,382,100)          (36,098,330)
  Net profit (loss)                                      6,472,834            (5,992,670)              480,164
                                                       ----------              --------            -----------
Balance at December 31, 1998                            (3,243,396)          (32,374,770)          (35,618,166)
  Net Loss                                              (9,375,529)          (22,080,433)          (31,455,962)
                                                        ----------            ----------           -----------
 Balance at December 31, 1999                          (12,618,925)          (54,455,203)          (67,074,128)
  Net loss                                                (136,996)          (13,562,649)          (13,699,645)
                                                        ----------            ----------            -----------
Balance at December 31, 2000                          ($12,755,921)         ($68,017,852)         ($80,773,773)
                                                       ============         =============         =============
See accompanying notes.

Fortunet Communications, L.P.

(A Development Stage Enterprise and

Predecessor to Sunshine PCS Corporation)

Statements of Cash Flows

                                                                                         July 27, 1998
                                                                                        (inception) to
                                                    Year Ended December 31               December 31,
                                              1998          1999           2000              2000
                                              ----          ----           ----              ----

Operating activities
Net profit (loss)                           $480,164    $(31,455,962)    $(13,699,645)     $(81,472,376)
Net change in accrued interest and         3,437,852      13,001,850       13,699,645        58,774,587
commitment fees
Impairment of PCS licenses                         -      18,454,112                -        25,032,989
                                         -----------    -------------    -------------       ----------
                                                                                    -
Net cash provided by operating activities  3,918,016               -                          2,335,200
                                         -----------    ------------     -------------       ----------

Investing activities                                                                -
Deposits with the FCC                              -               -                -       (4,200,000)
Purchase of PCS licenses                    (164,798)              -                        (4,698,398)
Other                                        (61,300)         (813)                           (215,710)
                                            ---------   -------------    -------------       ----------
Net cash used in investing activities       (226,098)         (813)                 -       (9,114,108)
                                              --------- -------------    -------------      -----------

Financing activities
Net proceeds from (repayments of)
Limited Partner loans                       (3,691,918)        813                  -         6,080,305
Capital contributions                               -              -                -           698,603
                                         -------------- --------------   --------------      ----------
 Net cash (used in) provided by financing
  activities                                (3,691,918)        813                  -         6,778,908
                                         -------------- --------------   --------------      ----------
Net change in cash                                  -              -                -                 -
Cash at beginning of period                         -              -                -                 -
                                          ------------- --------------   --------------       ---------

Cash at end of period                      $        -     $        -      $         -         $       -
                                          ============= ==============   ==============       =========
Fortunet Communications, L.P. (A Development Stage Enterprise and Predecessor to Sunshine PCS Corporation) Notes to Financial Statements December 31, 1999 and 2000

1. Accounting Policies

Description of Business

Fortunet Communications, L.P. ("Fortunet") was formed on April 18, 1997 to hold personal communications services ("PCS") licenses that had been acquired in the Federal Communications Commission's ("FCC") C-Block auction. At that date, Fortunet succeeded to the assets and assumed the liabilities (the "Transfers") of five partnerships ("Partnerships") that were the high bidders for licenses in the auction. The Partnerships that transferred their assets and liabilities to Fortunet, were Aer Force Communications, L.P. ("Aer Force"), Fortunet Wireless Communications, L.P., High Country Communications, L.P., New England Wireless Communications, L.P. and Southeast Wireless Communications L.P., all of which were formed on July 27, 1995. The Partnerships received a proportional interest in Fortunet based upon the relative market values of the assets and liabilities transferred.

Sunshine PCS Corporation ("Sunshine") was incorporated on July 13, 2000, with capital of $1.00, and on February 14, 2001 succeeded to the rights and obligations of Fortunet (See Note 5).

PCS is a second-generation digital wireless service utilizing voice, video or data devices that allow people to communicate at anytime and virtually anywhere. The FCC auctioned off PCS licenses, a total of 120 MHz of spectrum, falling within six separate frequency blocks labeled A through F. Frequency Blocks C and F were designated by the FCC as "entrepreneurial blocks". Certain qualifying small businesses including the Partnerships were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnerships won 31 licenses in 1996 to provide personal communications services over 30 MHz of spectrum to a population of approximately 7.0 million (1990 Census Data).

Fortunet Wireless Communications Corporation ("Fortunet Wireless"), an entity controlled by Victoria Kane, a private investor, is the General Partner of Fortunet with a 50.1% equity interest. Subsequent to the transfers, Victoria F. Kane owned 60% of the stock of Fortunet Wireless. On May 4, 2000, Ms. Kane purchased the remaining 40% of Fortunet Wireless for $600,000, and gave the selling stockholders the right to repurchase the stock so acquired through May 4, 2008 for 120% of her purchase price. Lynch PCS Corporation A, a wholly-owned subsidiary of Lynch PCS Corporation, which in turn is a wholly-owned subsidiary of Lynch Interactive Corporation ("Lynch"), a publicly held company, is the Limited Partner of Fortunet with a 49.9% equity interest. Lynch PCS Corporation A has agreements to provide a total of $41.8 million of funding to Fortunet, of which a total of $21 million was funded through December 31, 2000. Basis of Presentation

The Transfers from the partnerships, with the exception of the transfer from Aer Force, were accounted for as business combinations at fair value resulting in an increase in the carrying value of the PCS licenses of $9.9 million. The transfer from Aer Force was accounted for in a manner similar to a pooling of interests at historical cost since Fortunet and Aer Force are entities under common control. Accordingly, the accompanying financial statements include the results of Aer Force from inception, July 27, 1995, and the remaining four partnerships from the date of the transfer, April 18, 1997.

The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise.

Fortunet's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amounts and classifications of liabilities that may result from the possible inability of Fortunet to continue as a going concern.

Fortunet has not yet adopted a business plan or determined how to finance its operations. Therefore, Fortunet has not yet determined whether to develop its PCS licenses on its own, enter into a joint venture with its licenses, or sell some or all of its licenses, all of which the Company believes are alternative strategies.

Under FCC regulations, Fortunet is required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Failure to do so could result in the forfeiture of the licenses or the imposition of fines and sanctions. Unless Fortunet sells the licenses or enters into a joint venture, it must raise significant funds to meet this requirement. Fortunet has incurred losses since inception and, as noted, will need to obtain capital for the initial build-out of facilities. There can be no assurance that Fortunet can raise sufficient capital to finance the construction of its networks. Accordingly, as a result of the items discussed above, there is substantial doubt about Fortunet's ability to continue as a going concern.

Thus far, Fortunet had not evaluated its strategic alternatives due to a number of factors. Throughout Fortunet's history and that of its predecessors, servicing the debt entered into to acquire its licenses has been very difficult. In 1996, these difficulties forced Fortunet to return 28 of its 31 licenses and 15 megahertz of spectrum of its three 30 megahertz licenses. In addition, Fortunet's partners have not reached a consensus on exactly which course to pursue.

More recently, Fortunet has been restricted from exploring the possibility of a sale or joint venture of its licenses due to FCC anti-collusion rules. Under these rules, both participants in ongoing FCC PCS reauctions, and their related parties, are prohibited from negotiating with other participants for the acquisition of additional PCS licenses. Because related parties of Fortunet were participating in such a reauction, Fortunet was restricted from exploring the idea of selling its licenses or entering into a joint venture with any other auction participants from November 6, 2000 until February 12, 2001, and those other participants are the entities most likely to be interested in its licenses.

We have been advised that it is highly uncertain that the FCC will extend Fortunet's deadline for its build out requirements. If the FCC were to revoke Fortunet's licenses for failure to meet its build out requirements, it would effectively put Fortunet out of business because the licenses are its only significant assets. If the FCC were merely to impose fines on Fortunet for failing to meet its build out requirements, the ramifications would depend on the amount of the sanctions in relation to the value of its licenses. If these sanctions were substantial, it might force Fortunet to seek protection under the bankruptcy laws or go out of business. Administrative Services

Fortunet has no employees. The Limited Partner provided Fortunet and its predecessors, at their request, with certain services in connection with the Partnerships' bidding for PCS licenses in the FCC auctions in 1996. Aside from that matter, neither the General Partner nor the Limited Partner provided Fortunet with a substantial amount of services. Neither partner charged Fortunet, for the services provided, as such amounts are not significant. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at December 31, 1999 and 2000. These costs, and the costs of the PCS licenses, will be amortized over the remaining life of the respective PCS licenses when, and if, Fortunet, commences operations. Income Taxes

The results of operations of the Partnerships and Fortunet are included in the taxable income or loss of the individual partners and, accordingly, no tax provision has been recorded (See Note 5).

2. PCS Licenses

In the C-Block auction, which ended in May 1996, the combined Partnerships acquired 31 licenses at net cost, after bidding credits, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses at an interest rate of 7% per annum with interest due quarterly for years one through six and principal amortization and interest due quarterly in years seven through ten.

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of these licenses through the capital markets much more difficult than originally anticipated. In 1997, Fortunet, as well, as many of the other license holders from this auction, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. The ramifications of choosing the other three courses of action would result in Fortunet ultimately forfeiting 30%, 50%, or 100% of the down payments on these licenses. Accordingly, during 1997, subsequent to the Transfers, Fortunet provided for a 30% reserve on the down payments (10% of net cost) as this represented Fortunet's estimate, at the time, of the impairment of this investment given the then available alternatives. On March 24, 1998, the FCC modified the four options and provided a July 8, 1998 deadline for a decision.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original down payment on these licenses in full satisfaction of the government debt and forgiveness of all accrued interest. Accordingly, Fortunet is currently the licensee of 15 MHz of spectrum in the three Florida markets covering a population ("POP") of approximately 785,000 at a net cost at auction of $20.09 per POP, based on 1990 census data.

On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were returned to it subsequent to original auction, including the 15 MHz licenses that Fortunet returned on June 8, 1998. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet, as compared to the $21.2 million carrying value of the licenses at that time. Accordingly, Fortunet recorded a write down of its investment, including capitalized costs, to reflect the amount bid for similar licenses in the reauction.

3. Partnership Agreement

Each of Fortunet's predecessor Partnerships, including Aer Force, were formed in 1995 to bid for PCS licenses in the FCC's "C-Block" auction. The general partner of Aer Force contributed a total of $350,000 to Aer Force for a 50.1% equity interest in the partnership and the limited partner contributed $348,603 to Aer Force for a 49.9% equity interest.

Under the terms of all of the predecessor Partnership Agreements, including Aer Force, and subsequently Fortunet, all items of deduction with respect to interest expense and commitment fees incurred in connection with the loan from the Limited Partner are allocated 99% to the Limited Partner and 1% to the General Partner. All other deductions are allocated to the Limited and General Partner on the basis of 49.9% and 50.1%, respectively. All profits are allocated 99% to the Limited Partner and 1% to the General Partner until the aggregate amount of all profits allocated to the Limited Partner and General Partner equals the items of deduction with respect to interest expense and commitment fees, except for all profits that result from the exchange of the PCS licenses with the FCC, which will be allocated to the Limited Partner and General Partner on the basis of 49.9% and 50.1%, respectively. Subsequently, all profits and losses will be allocated to the Limited Partner and General Partner in proportion to their interests, 49.9% and 50.1%, respectively.

4. Long-Term Debt

In connection with the PCS "C-Block" auction, $4.2 million was deposited with the FCC of which $3.5 million was borrowed from the Limited Partner under a line of credit which is due and payable on December 1, 2006. On September 27, 1996 an additional $4.4 million was advanced to cover the remaining down payment on the licenses won. The interest rate on the outstanding borrowings under the line is fixed at 15% per annum; additionally, a commitment fee of 20% per annum is being charged on the total line of credit, which was $25.0 million prior to April 18, 1997 and $41.8 million thereafter. The amounts due to the Limited Partner, including accrued interest and commitment fees, at December 31, 1999 and 2000 are $69.8 million and $83.5 million, respectively. On March 31, 1997, $1.6 million was advanced to Aer Force to cover the first interest payment under the FCC debt. Also, on that date, $2.3 million was advanced to the other four partnerships to cover their first interest payment bringing the total advanced to $3.9 million. As a part of the FCC restructuring plan, the $3.9 million was returned in September 1998 and the loan to the Limited Partner was repaid to that extent.

Under a recapitalization of the Partnership that was implemented on February 14, 2001, the Limited Partner contributed $69.0 million of the outstanding debt as a capital contribution and the remaining $16.1 million was converted to newly created Subordinated Notes (See Note 5).

5. Subsequent Events/Pro Forma Basis of Accounting (Unaudited)

On February 14, 2001, Sunshine (a "C" Corporation), which was incorporated on July 13, 2000, succeeded, by merger, to the rights and obligations of Fortunet (the "Spin Off"). The merger is expected to be accounted for at historical cost as Fortunet and Sunshine are entities under common control. The common stock outstanding of Sunshine consists of 2,821,766 shares of Class A Common Stock which are entitled to one vote per share and 2,833,076 shares of Class B Common Stock which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock. As part of the reorganization, Lynch PCS Corporation A contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest, due in three month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances. In addition, Sunshine sold to Lynch for a total of $250,000, 10,000 shares of Preferred Stock with a total liquidation value of $10 million and Warrants to acquire 4.3 million shares of Class A Common Stock at $.75 per share. The Preferred Stock and warrants will be recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch, and then Lynch distributed such shares to its shareholders.

Fortunet is expected to have cash of $250,000 at the time of the spin off.

The terms of the Preferred Stock are as follows:

  dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%, no voting rights except as provided by law, and
  must be redeemed at $1,000 per share, plus accrued and unpaid dividends, on a change in control of the Class A or Class B common stock, or upon the sale of one or more PCS licenses for cash or a non-cash sale which is subsequently converted into or redeemed for cash in an amount proportional to that number of persons covered by the sale of such licenses for cash, or that portion of a non-cash sale subsequently converted into or redeemed for cash, compared to the total persons covered by our three initial PCS licenses, in each case based on the 1998 or most recent estimates by the United States Bureau of Census, and may be redeemed at $1,000 per share plus accrued and unpaid dividends, if funds are lawfully available, and the board of directors consents.

As a result of the above merger, Sunshine will file a U.S. Federal income tax return. Accordingly at the date of the reorganization, the company will provide for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. At December 31, 2000 such adjustment would create a deferred tax asset of approximately $4.6 million, which is fully reserved in the pro forma financial statements due to uncertainty regarding its realization.

Pro-forma earnings (loss) per share has been calculated assuming that the 5,654,842 shares of common stock of Sunshine (2,821,766 Class A and 2,833,076 Class B) have been outstanding from the beginning of the periods presented.

Sunshine has also agreed with Lynch Interactive Corporation that if the holder of a convertible note of Lynch Interactive Corporation converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

  to the holder, one share of our Class A common stock for each share of Lynch Interactive Corporation stock to be received by the holder, up to a maximum of 235,294 shares;
  to the holders of our Class B common stock, 1.0040 shares of additional Class B common stock for each share of Class A common stock issued to the holder; and
  to Lynch Interactive Corporation, warrants to purchase 1.9125 shares of our Class A common stock for each share of Class A common stock issued to the holder.

The conversion by the holder of any or all of the Lynch Interactive Corporation notes would result in dilution in the ownership of our common stock by the current holders of the Class A common stock.

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares of Class A Common Stock at $.75 per share. Such options become exercisable three years from the date of grant and expire five years from the date of grant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Sunshine PCS Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authority.

Sunshine PCS Corporation
By: /s/ Karen E. Johnson
--------------------
Karen E. Johnson
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Sunshine PCS Corporation and in the capacities and on the dates indicated:

By: /s/ Karen E. Johnson
--------------------
Karen E. Johnson
President (Chief Executive, PrincipalFinancial and Chief Accounting Officer)And Director
        May 15, 2001

/s/ David Ahl        Director      May 15, 2001
-------------
David Ahl

/s/ Robert E. Dolan Director May 15, 2001
-------------------
Robert E. Dolan