Form 10QSB
period 2001-03-30
SUNSHINE PCS CORP
filed 2001-05-15
CIK 1128735

FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to _______________
Commission file number 333-8234

Sunshine PCS Corporation (Exact name of small business issuer as specified in its charter)

         Delaware                                                                        13-4141279

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

421 Hudson Street, New York, NY 10014
-------------------------------------
Address of principal executive offices)
(212) 675-1920
--------------
(Issuer's telephone number)
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:

        (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and

        (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__ (Issuer only became subject to Section 15(d) filing requirements on February 14, 2001, pursuant to the filing of a Registration Statement on Form SB-2 that was declared effective on such date (Commission File No. 333-8234)).

The number of shares outstanding of Sunshine PCS Corporation’s Class A Common Stock as of May 1, 2001 were 2,821,766.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )
Item 1.
Financial Statements.

Sunshine PCS Corporation

(A Development Stage Enterprise,

formerly Fortunet Communications, L.P.)

Balance
Sheets

                                                                    March 31, 2001       December 31, 2000
                                                                    --------------       -----------------
                                                                      (Unaudited)             (Note)
                            Assets

Receivable from Affiliate                                                   $ 250,000               $      -
PCS Licenses                                                                2,686,012              2,686,012
                                                                          -----------              ---------
Total Assets                                                              $ 2,936,012            $ 2,686,012
                                                                          ===========            ===========
Liabilities and partners'/stockholders'   equity/(deficit)

Long-term debt:
  Accrued Liabilities                                                        $178,989                $     -
  Loan from Limited Partner                                               $16,131,117             83,459,785
  Subordinated Notes

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference per share, 30,000 shares authorized 10,000 shares
outstanding                                                                   336,301

Partners’/stockholders’
equity/(deficit)

Common Stock, $0.0001 par value
  Class A shares authorized 20,000,000, 2,841,766 shares
  Outstanding
  Class B shares authorized 9,000,000, 2,833,017 shares
outstanding
Additional paid-in capital                                                 69,664,210
Deficit accumulated during the development stage                         (83,374,605)
General partner's deficit accumulated during the development
stage                                                                               -           (12,755,920)
Limited partner's deficit accumulated during the development
stage                                                                               -           (68,017,853)
                                                                         ------------           ------------
Total partners'/stockholders' deficit
  Accumulated during the development                                     (13,710,395)           (80,773,773)
                                                                         ------------           ------------
   Stage
Total liabilities and
  partners'/stockholders' equity/(deficit)                                $ 2,936,012            $ 2,686,012
                                                                          ===========            ===========
See accompanying notes.

(a) Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sunshine PCS Corporation
                                                   (A Development Stage Enterprise,

                                                formerly Fortunet Communications, L.P.)

                                                       Statements of Operations
                                                            (Unaudited)
                                                                            July 27, 1995
                                         Three Months Ended March 31       (inception) to
                                                                              March 31,
                                           2001              2000               2001
                                           ----              ----               ----
Interest expense (including
commitment fees)                         $(1,815,928)       $(3,408,400)     $(77,415,205)
Forgiveness of interest expense                     -                  -       19,159,890

Impairment of PCS Licenses                          -                  -      (25,032,989)
                                         ------------        -----------      ------------

Net loss                                  (1,815,928)       $(3,408,400)     $(83,288,304)
Dividend requirement on preferred            (86,301)                 -          (86,301)
                                          -----------       -----------      -------------
stock
Loss applicable to common shares         $(1,902,229)       $(3,408,400)     $(83,374,605)
                                         ============       ============     =============

Net loss allocated to general
partner                                             -          $(34,084)                -
                                                               =========
Net loss allocated to limited
partner                                             -       $(3,374,316)                -
                                                            ============
Basic and diluted loss applicable
to common shares                              $(0.34)            $(0.60)          $(14.74)
                                              =======            =======          ========
Weighted average shares used in
computation                                 5,654,842          5,654,842         5,654,842
                                            =========          =========         =========
See accompanying notes.

Sunshine PCS Corporation
                                                   (A Development Stage Enterprise,

                                                formerly Fortunet Communications, L.P.)

                                                       Statements of Cash Flows
                                                             (Unaudited)

                                                                     July 27, 1995
                                                                    (inception) to
                                    Three Months Ended March 31,       March 31,
                                       2001            2000              2001
                                       ----            ----              ----

Operating activities
Net loss                            $(1,815,928)      $(3,408,400)     $(83,300,237)
Net change in accrued interest
and Commitment Fees                    1,815,928         3,408,400        60,602,448
Impairment of PCS licenses                     -                 -        25,032,989
                                   -------------      ------------        ----------
Net cash provided by operating
activities                                     -                 -         2,335,200
                                   -------------      ------------        ----------
Investing activities                                             -
Deposits with the FCC                          -                 -       (4,200,000)
Purchase of PCS licenses                       -                         (4,698,398)
Other                                          -                           (215,710)
                                  -------------      -------------       -----------
Net cash used in investing
activities                                     -                 -       (9,114,108)
                                  -------------      -------------       -----------

Financing activities
Net proceeds from (repayments of)
Limited Partner loans                          -                 -         6,080,305
Capital contributions                                                        698,603
                                  ---------------    -------------        ----------
Net cash provided by financing
activities                                     -                 -         6,778,908
                                  ---------------    -------------         ---------
Net change in cash                             -                 -                 -
Cash at beginning of period                    -                 -                 -
                                  --------------     -------------         ---------

Cash at end of period             $            -     $           -         $       -
                                  ==============     =============         =========
See accompanying notes.
                                                  (A Development Stage Enterprise and
                                               Predecessor to Sunshine PCS Corporation)

                                                     Notes to Financial Statements
                                                             (Unaudited)

                                                            March 31, 2001

1. Accounting Policies

Description of Business

Sunshine PCS Corporation (“Sunshine”), was incorporated on July 13, 2000, with capital of $1.00, and on February 14, 2001 succeeded to the rights and obligations of Fortunet Communications, L.P. (“Fortunet”). Fortunet was formed on April 18, 1997 to hold personal communications services (“PCS”) licenses that had been acquired in the Federal Communications Commission’s (“FCC”) C-Block auction. At that date, Fortunet succeeded to the assets and assumed the liabilities (the “Transfers”) of five partnerships (“Partnerships”) that were the high bidders for licenses in the auction. The Partnerships that transferred their assets and liabilities to Fortunet, were Aer Force Communications, L.P. (“Aer Force”), Fortunet Wireless Communications, L.P., High Country Communications, L.P., New England Wireless Communications, L.P. and Southeast Wireless Communications L.P., all of which were formed on July 27, 1995. The Partnerships received a proportional interest in Fortunet based upon the relative market values of the assets and liabilities transferred.

PCS is a second-generation digital wireless service utilizing voice, video or data devices that allow people to communicate at anytime and virtually anywhere. The FCC auctioned off PCS licenses, a total of 120 MHz of spectrum, falling within six separate frequency blocks labeled A through F. Frequency Blocks C and F were designated by the FCC as “entrepreneurial blocks”. Certain qualifying small businesses including the Partnerships were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnerships won 31 licenses in 1996 to provide personal communications services over 30 MHz of spectrum to a population of approximately 7.0 million (1990 Census Data).

On February 14, 2001, Sunshine succeeded, by merger, to the rights and obligations of Fortunet. The merger was accounted for at historical cost as Sunshine and Fortunet are entities under common control.

Fortunet Wireless Communications Corporation (“Fortunet Wireless”), an entity controlled by Victoria Kane, a private investor, was the General Partner of Fortunet with a 50.1% equity interest. Subsequent to the Transfers, Victoria F. Kane owned 60% of the stock of Fortunet Wireless. On May 4, 2000, Ms. Kane purchased the remaining 40% of Fortunet Wireless for $600,000, and gave the selling stockholders the right to repurchase the stock so acquired through May 4, 2008 for 120% of her purchase price. Lynch PCS Corporation A, a wholly-owned subsidiary of Lynch PCS Corporation, which in turn is a wholly-owned subsidiary of Lynch Interactive Corporation (“Lynch”), a publicly held company, was the Limited Partner of Fortunet with a 49.9% equity interest. Lynch PCS Corporation A had agreements to provide a total of $41.8 million of funding to Fortunet, of which a total of $21 million was funded through December 31, 2000. These agreements terminated at the time of the merger.

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

As part of the reorganization, Lynch PCS Corporation A (“Lynch”) contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest, due in three month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances.

In addition, Sunshine sold to Lynch, for a total of $250,000, 10,000 shares of Preferred Stock with a total liquidation value of $10 million, and warrants to acquire 4.3 million shares of Class A Common Stock at $.75 per share. The Preferred Stock and warrants were recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch Interactive Corporation, its ultimate parent company which then distributed such shares to its shareholders. At March 31, 2001, purchase price of the Preferred Stock and warrants was recorded as a “Receivable from Affiliate” and the full amount was received by Sunshine on April 3, 2001.

Basis of Presentation

The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise.

The Transfers from the partnerships, with the exception of the transfer from Aer Force were accounted for as business combinations at fair value resulting in an increase in the carrying value of the PCS licenses of $9.9 million. The transfer from Aer Force, was accounted for in a manner similar to a pooling of interests at historical cost since Fortunet and Aer Force are entities under common control. Accordingly, the accompanying financial statements include the results of Aer Force from inception, July 27, 1995, and the remaining four partnerships from the date of the transfer, April 18, 1997.

Sunshine’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amounts and classifications of liabilities that may result from the possible inability of Fortunet to continue as a going concern.

Sunshine has not yet adopted but it is in the process of developing a business plan or determined how to finance its operations. Therefore, Sunshine has not yet determined whether to develop its PCS licenses on its own, enter into joint venture with its licenses, or sell some or all of its licenses, all of which the Company believes are alternative strategies.

Under FCC regulations, Sunshine is required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Failure to do so could result in the forfeiture of the licenses or the imposition of fines and sanctions. Unless Sunshine sells the licenses or enters into a joint venture, it must raise significant funds to meet this requirement. Sunshine has incurred losses since inception and, as noted, will need to obtain capital for the initial build-out of facilities. There can be no assurance that Sunshine can raise sufficient capital to finance the construction of its networks. Accordingly, as a result of the items discussed above, there is substantial doubt about Sunshine’s ability to continue as a going concern.

Thus far, Sunshine has not evaluated its strategic alternatives due to a number of factors. Throughout Sunshine’s brief history and that of its predecessors, servicing the debt entered into to acquire its licenses has been very difficult. In 1996, these difficulties forced Fortunet to return 28 of its 31 licenses and 15 megahertz of spectrum of its three 30 megahertz licenses.

More recently, Fortunet has been restricted from exploring the possibility of a sale or joint venture of its licenses due to FCC anti-collusion rules. Under these rules, both participants in ongoing FCC PCS reauctions, and their related parties, are prohibited from negotiating with other participants for the acquisition of additional PCS licenses. Because related parties of Fortunet were participating in such a reauction, Fortunet was restricted from exploring the idea of selling its licenses or entering into a joint venture with any other auction participants from November 6, 2000 until February 12, 2001, and those other participants are the entities most likely to be interested in our licenses.

We have been advised that it is highly uncertain that the FCC will extend Sunshine’s deadline for its build out requirements. If the FCC were to revoke Sunshine’s licenses for failure to meet its build out requirements, it would effectively put Sunshine out of business because the licenses are its only significant assets. If the FCC were merely to impose fines on Fortunet for failing to meet its build out requirements, the ramifications would depend on the amount of the sanctions in relation to the value of its licenses. If these sanctions were substantial, it might force Sunshine to seek protection under the bankruptcy laws or go out of business.

Administrative Services

Sunshine has no employees. The Limited Partner provided Fortunet and its predecessors, at their request, with certain services in connection with the Partnerships’ bidding for PCS licenses in the FCC auctions in 1996. Aside from that matter, neither the General Partner nor the Limited Partner provided Fortunet with a substantial amount of services. Neither partner charged Fortunet, for the services provided, as such amounts are not significant.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at March 31, 2001 and December 31, 2000. These costs, and the costs of the PCS licenses, will be amortized over the remaining life of the respective PCS licenses when, and if, the PCS licenses become operational.

Income Taxes

As a result of the above merger, Sunshine (a “C” corporation) will file a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine’s assets and liabilities. This adjustment created a deferred tax asset of approximately $4.6 million, which is fully reserved in the financial statements due to uncertainty regarding its realization. No tax benefit has been provided in the accompanying financial statements for losses incurred subsequent to the merger. As the realization of such losses is dependent upon the generation of future taxable income during a period when such losses would be deductible, the recording of these assets, of $61,000, would be inconsistent with applicable accounting rules.

Prior to the reorganization, the results of operations of the Partnerships and Fortunet were included in the taxable income or loss of the individual partners and, accordingly, no tax benefit has been recorded.

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

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of these licenses through the capital markets much more difficult than originally anticipated. In 1997, Fortunet, as well, as many of the other license holders from this auction, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. The ramifications of choosing the other three courses of action would result in Fortunet ultimately forfeiting 30%, 50%, or 100% of the down payments on these licenses. Accordingly, during 1997, subsequent to the Transfers, Fortunet provided for a 30% reserve on the down payments (10% of net cost) as this represented Fortunet’s estimate, at the time, of the impairment of this investment given the then available alternatives. On March 24, 1998, the FCC modified the four options and provided a July 8, 1998 deadline for a decision.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original down payment on these licenses in full satisfaction of the government debt and forgiveness of all accrued interest. Accordingly, Fortunet is currently the licensee of 15 MHz of spectrum in the three Florida markets covering a population (“POP”) of approximately 785,000 at a net cost at auction of $20.09 per POP, based on 1990 census data.

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

3. Partnership Agreement

Each of Fortunet’s predecessor Partnerships, including Aer Force, were formed in 1995 to bid for PCS licenses in the FCC’s “C-Block” auction. The general partner of Aer Force contributed a total of $350,000 to Aer Force for a 50.1% equity interest in the partnership and the limited partner contributed $348,603 to Aer Force for a 49.9% equity interest.

Under the terms of all of the predecessor Partnership Agreements, including Aer Force, and subsequently Fortunet, all items of deduction with respect to interest expense and commitment fees incurred in connection with the loan from the Limited Partner were allocated 99% to the Limited Partner and 1% to the General Partner. All other deductions were allocated to the Limited and General Partner on the basis of 49.9% and 50.1%, respectively. All profits were allocated 99% to the Limited Partner and 1% to the General Partner until the aggregate amount of all profits allocated to the Limited Partner and General Partner equaled the items of deduction with respect to interest expense and commitment fees, except for all profits that result from the exchange of the PCS licenses with the FCC, which were to be allocated to the Limited Partner and General Partner on the basis of 49.9% and 50.1%, respectively. Subsequently, all profits and losses were to be allocated to the Limited Partner and General Partner in proportion to their interests, 49.9% and 50.1%, respectively.

4. Long-Term Debt

In connection with the PCS “C-Block” auction, $4.2 million was deposited with the FCC of which $3.5 million was borrowed from the Limited Partner under a line of credit which is due and payable on December 1, 2006. On September 27, 1996 an additional $4.4 million was advanced to cover the remaining down payment on the licenses won. The interest rate on the outstanding borrowings under the line is fixed at 15% per annum; additionally, a commitment fee of 20% per annum is being charged on the total line of credit, which was $25.0 million prior to April 18, 1997 and $41.8 million thereafter. The amount due to the Limited Partner, including accrued interest and commitment fees, was $83.5 million at December 31, 2000. On March 31, 1997, $1.6 million was advanced to Aer Force to cover the first interest payment under the FCC debt. Also, on that date $2.3 million was advanced to the other four partnerships to cover their first interest payment bringing the total advanced to $3.9 million. As a part of the FCC restructuring plan, the $3.9 million was returned in September 1998 and the loan to the Limited Partner was repaid to that extent.

Under the recapitalization that was implemented on February 14, 2001, the Limited Partner contributed $69.0 million of the outstanding debt as a capital contribution and the remaining $16.1 million was converted into eight newly created Subordinated Notes of equal amount. The Subordinated Notes mature in three months increments from February 2004 to November 2005. Interest is payable at a rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated notes.

5. Preferred Stock

The terms of the Preferred Stock are as follows:

        o dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%,

o no voting rights except as provided by law, and

        o must be redeemed at $1,000 per share, plus accrued and unpaid dividends, on a change in control of the Class A or Class B common stock, or upon the sale of one or more PCS licenses for cash or a non-cash sale which is subsequently converted into or redeemed for cash in an amount proportional to that number of persons covered by the sale of such licenses for cash, or that portion of a non-cash sale subsequently converted into or redeemed for cash, compared to the total persons covered by our three initial PCS licenses, in each case based on the 1998 or most recent estimates by the United States Bureau of Census, and

        o may be redeemed at $1,000 per share plus accrued and unpaid dividends, if funds are lawfully available, and the board of directors consents.

6. Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a pro forma basis assuming that the 5,654,842 shares of common stock of Sunshine (2,821,766 Class A and 2,833,076 Class B shares) issued at the time of the reorganization had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. Warrants, directors options (see note 7), and the shares to be issued under an agreement with Lynch Interactive Corporation (see Note 8) have been excluded from the computation of diluted loss per share for all periods as assuming their issuance would be anti-dilutive.

7. Director Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares of Class A Common Stock at $.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant.

8. Shareholders Equity

Sunshine has also agreed with Lynch Interactive Corporation that if the holder of a convertible note of Lynch Interactive Corporation converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

o to the holder, one share of our Class A common stock for each share of Lynch stock to be received by the holder, up to amaximum of 235,294 shares;

        o to the holders of our Class B common stock, 1.0040 shares of additional Class B common stock for each share of Class A common stock issued to the holder; and

        o to Lynch Interactive Corporation, warrants to purchase 1.9125 shares of our Class A common stock for each share of Class A common stock issued to the holder.

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a development stage company with no operations to date. Our ability to develop a profitable personal communications service business is subject to substantial risks enumerated under “Risk Factors”. Moreover because we are a C-Block licensee, we must provide personal communications service to at least one-quarter of the population or make a showing of substantial service in the areas covered by each of our licenses by September 17, 2001, or risk losing them and/or the imposition of fines and sanctions. Presently, we do not have the funds to meet these build out requirements, forcing us to either borrow them, sell our licenses, or enter into a joint venture with someone who has the necessary funds. All of these options present various risks.

We were incorporated in July 2000, as the successor to Fortunet Communications, L.P., a combination of five partnerships that were awarded 31 personal communications service licenses in the Federal Communications Commission’s 1996 C-Block auction. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P. a relief plan, because this plan required Fortunet Communications, L.P. to forfeit 30% of its down payment, in 1997, it established a reserve of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P. returned 28 of its licenses, and 15 megahertz of its three 30 megahertz licenses and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded a further reserve of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

Because we have incurred losses since inception, have not yet adopted a business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet our build out requirements, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 and the period from July 27, 1995 (inception) to December 31, 2000, included in our Form 10-KSB, contains an explanatory paragraph as to our ability to continue as a going concern. A going concern opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in the report of independent auditors and have been disclosed in Note 1 to our financial statements.

Fortunet Communications, L.P., our predecessor, was formed on April 18, 1997, and at that date acquired the assets and liabilities of five partnerships that were the high bidders for licenses in the Federal Communications Commission’s C-Block auction. Aer Force Communications, L.P., one of the five contributing partnerships, and Fortunet Communications, L.P. were entities under common control. Accordingly, the transfer of the assets and liabilities from Aer Force Communications, L.P. to Fortunet Communications, L.P. was accounted for at historical cost and the accompanying financial statements also include the results of Aer Force Communications, L.P. from July 27, 1995, inception, to April 18, 1997. The transfers of the remaining four partnerships to Fortunet Communications, L.P. were accounted for as purchases and the assets and liabilities were recorded at their fair value of the date of transfer, April 18, 1997, which resulted in an increase in the carrying value of the licenses of $9.9 million.

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through March 31, 2001, we had cumulative net losses of $83,300,237, resulting from net interest charges of $60,602,448, including commitment fees, and reserves aggregating $25,032,989 for impairment of our personal communications service licenses.

Liquidity and Capital Resources

Under Federal Communications Commission regulations, we need to construct a system to provide personal communications services to at least one-quarter of the population in the areas covered by our licenses, or make a showing of substantial service, by September 17, 2001. While we have not yet performed the engineering studies necessary to estimate the cost of providing these services, an internal study based on information available from publicly traded personal communications service providers suggests that the costs would be between $30 and $60 per person to be served. As the total population in our licensed areas is 900,000, and we would need to offer service to at least one quarter of these persons, or 225,000 persons, we estimate that it would cost between $7.0 million and $14.0 million to meet these build out requirements. To raise this money, we would consider a number of alternatives, including debt financing from a lending institution, borrowing from vendors providing the capital equipment used in providing service, a private equity offering and/or a public equity offering. Alternatively, we would consider selling our licenses to a company that currently provides service to the areas covered by our licenses or entering into a joint venture with a company that provides service to a nearby area and then developing our licenses together. Finally, if we believe that we would be unable to timely satisfy our build out requirements, we could ask the Federal Communications Commission for a waiver or extension of these requirements but our chances of obtaining a waiver or extension are highly uncertain. We are uncertain of our ability to achieve any of these alternatives, because we have yet to pursue in earnest any of these courses.

A number of factors have contributed to the delay in choosing a strategic alternative. Throughout our history and that of our predecessors, servicing the debt entered into to acquire our licenses has been very difficult. In 1996, these difficulties forced Fortunet Communications, L.P. to return 28 of its 31 licenses and 15 megahertz of spectrum of its three 30 megahertz licenses. Lynch Interactive Corporation, our minority owner, was itself spun out of Lynch Corporation and has been an independent entity for a relatively short time. As Lynch Interactive Corporation is only a minority owner of us, it has had to await a determination of its conventurers, who have not reached a consensus on exactly which course to pursue.

More recently, we have been restricted from exploring the possibility of a sale or joint venture of our licenses due to Federal Communications Commission anti-collusion rules. Under these rules, both participants in ongoing Federal Communications Commission personal communications service reauctions, and their related parties, are prohibited from negotiating with other participants for the acquisition of additional personal communications service licenses. Victoria G. Kane, who indirectly owns all of our Class B common stock and is our controlling shareholder, Lynch Interactive Corporation, which owned all of our Class A common stock prior to the spin-off, a company that may be deemed to be controlled by Mario J. Gabelli, who may be deemed to control Lynch Interactive Corporation, and Karen Johnson, our president, are all investors in Theta Communications, which participated in a reauction of personal communications spectrum. Because Ms. Kane, Lynch Interactive Corporation and Ms. Johnson are related parties of ours, we were restricted from exploring the idea of selling our licenses or entering into a joint venture with any other auction participants from November 6, 2000 until February 12, 2001, and those other participants are the entities most likely to be interested in our licenses.

As these restrictions have lapsed and our debt has been restructured by Lynch Interactive Corporation, we now intend to fully explore the merits of building out our licenses independently, or joint venturing or selling them. If negotiations for a sale or joint venture do not develop timely in relation to the September 17, 2001 build out deadline, we intend to build out our licenses to the extent necessary to meet the Federal Communications Commission requirements. We believe that it is possible to meet the build out requirements by September 17, 2001, although there are some material questions about this possibility discussed more thoroughly under “Risk Factors.” Any build out conducted by us prior to September 17, 2001 would probably only be to the extent necessary to preserve our licenses and would require further build out thereafter to establish a viable business. In the next two to three months, we should have a better idea which avenue we intend to pursue.

It is our understanding that other licensees have recently spoken informally with the Federal Communications Commission about the possibility of extending the build out requirements for licenses generally. However, the Federal Communications Commission has not indicated whether it would do so and we regard this as highly uncertain. If there is no general extension of the build out requirements and if we have not made at least a substantial effort to build out our licenses, we believe it is likely that the Federal Communications Commission would not grant us a waiver and would seek to revoke our licenses. If the Federal Communications Commission were to revoke our licenses, it would effectively put us out of business because the licenses are our only significant assets. If the Federal Communications Commission were merely to impose fines on us for failing to meet our build out requirements, the ramifications would depend on the amount of the sanctions in relation to the value of our licenses. If these sanctions were substantial, we might be forced to seek protection under the bankruptcy laws or go out of business.

On April 3, 2001, we received $250,000 in cash from the sale of warrants and preferred (see paragraph below). The amount of our indebtedness at March 31, 2001 consisted of $16,131,110 in subordinated notes. The subordinated notes will mature in three month intervals from February 2004 to November 2005. Interest will be payable at the rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated debt. Any early payments of these notes will first be applied to the earliest maturing notes. In other words, there will be no distribution or “spread” of early payments to all outstanding notes. The subordinated debt must be redeemed upon a change in control of our Class A or Class B common stock. It also must be redeemed in whole or in part on the sale of one or more of our licenses for cash, or for non-cash consideration that is subsequently converted into or redeemed for cash, in an amount proportional to a fraction, the numerator of which is the number of persons covered by the licenses sold and the denominator of which is the number of persons covered by all of our licenses. We will determine the number of persons covered by our licenses by referring to the 1998 or the most recent estimates by the united States Census Bureau.

In the first quarter of 2001, we have issued to a subsidiary of Lynch Interactive Corporation warrants to purchase 4,300,000 shares of our Class A common stock at $.75 per share and preferred stock with a liquidation preference of $10.0 million for a total price of $250,000. This preferred stock is entitled to dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%. We have also issued Lynch Interactive Corporation Class A common stock, Class B common stock and warrants to purchase Class A common stock if a holder of a convertible promissory note issued by Lynch Interactive Corporation converts that note into Lynch Interactive Corporation common stock.

RISK FACTORS

Current and potential investors in us should carefully consider the following risks.

In order to keep our licenses and avoid the imposition of fines and/or sanctions, we must offer personal communications services to at least one-quarter of the population in the areas covered by that license, or make a showing of substantial service in that area by September 17, 2001.

Each of our licenses is subject to a Federal Communications Commission mandate that we construct personal communications service networks that provide adequate service to at least one-quarter of the population in the areas covered by that license, or make a showing of substantial service in that area, within five years after the license grant date. As our licenses were granted to us on September 17, 1996, we must satisfy this build out requirement by September 17, 2001, unless we can obtain a waiver or extension. We are unable to predict whether this required coverage will be achieved, and the chances of obtaining a waiver or extension are highly uncertain. To date, we have made no effort to satisfy our build out requirements and these licenses are our only significant assets. Any failure to comply with these build out requirements could cause the revocation of our licenses or the imposition of fines and/or other sanctions.

We are a development stage company with no operating history. We have no revenues and a history of operating losses, which we expect to continue. The likelihood of future success is therefore highly uncertain.

We are a development stage company with no operating history. Through September 30, 2000, we had no revenues, cumulative net losses of $77,997,931, and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern. This opinion could prevent us from obtaining new financing on reasonable terms or at all.

Because we have incurred losses since inception, have not yet adopted a business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet certain build out requirements by September 17, 2001, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 1999 and September 30, 2000 and for the years ended December 31, 1998 and 1999, the nine month period ended September 30, 2000 and the period from July 27, 1995 (inception) to September 30, 2000, contains an explanatory paragraph as to our inability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

As we do not know when we will have revenues, in order to continue as a going concern, we will need to incur more debt in the future. Given our history of losses and the amount of our debt, our ability to secure this needed financing on reasonable terms, or at all, is questionable.

We will have cash of approximately $250,000, minus offering expenses, following the spin-off. While this money will pay our short term administrative expenses, we will need additional capital to continue as a going concern. Moreover, if we independently develop our licenses, substantial additional funds will be required. We believe that it would cost between $7.0 and $14.0 million to build out our licenses.

Our potential to secure new financing through traditional lending sources is questionable. Following the spin-off, we will have over $16 million in subordinated debt, and our assets will consist almost entirely of undeveloped licenses. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

There are substantial risks to any of the alternatives we may pursue with respect to our licenses. Selling these licenses may be difficult due to the limited number of potential purchasers, and a sale could also subject us to penalties imposed by the Federal Communications Commission. Building out our licenses independently would require us to borrow significant amounts, which may not be available on reasonable terms, or at all. A joint venture would expose us to potential unknown risks associated with our partners and/or suppliers.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent, and Federal Communications Commission regulations may impose certain penalties on us depending on the size of the acquiring party. In addition, the number of potential buyers is limited because Federal Communications Commission rules restrict the size of entities to which we can sell our licenses prior to building them out. If a license is sold for cash, we will need to redeem a corresponding proportion of our subordinated debt and preferred stock. If we were to enter into a joint venture, or were to sell the licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our personal communications service licenses discussed below, along with any risks associated with other operations of our joint venturer or purchaser.

If we were to develop our licenses independently, we would need to raise between $7.0 and $14.0 million. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan, create an infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks.

Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

Our potential competitors have substantially greater access to capital, other resources and significantly more experience in providing wireless services. Successfully competing with these entities may therefore be impracticable.

The wireless telecommunications industry is very competitive. Principal cellular and personal communications service providers in our markets include Price Comm., US Cellular, AT&T, Alltel, Powertel Ltd., Ariel Co., PCS PrimCo, ABC W., BellSouth, Sprint PCS, Mercury and Nextwave. Most of these competitors have substantially greater resources than we and operate wireless telecommunications networks covering most of the United States. Their earlier entry, greater resources and broader presence in the United States could make competing against these entities impracticable. Furthermore, the Federal Communications Commission is actively pursuing policies intended to increase the number of wireless competitors in each of our markets.

If we were to build out our networks, we would also compete with companies that use other communications technologies and offer additional services we may not be able to provide. These technologies and services may have advantages over what we would provide and may ultimately be more attractive to customers.

We have had a troubled history in servicing the debt entered into to acquire our licenses and the value of our licenses has been written down.

Fortunet Communications, L.P., our predecessor, was the successor to five partnerships that were awarded 31 personal communications service licenses in the 1996 C-Block auction. Fortunet Communications, L.P. experienced substantial problems in servicing the debt incurred to acquire its licenses, forcing it to return 28 of its licenses and 15 megahertz of its three 30 megahertz licenses. Because the proposed relief offered by the Federal Communications Commission would have required the forfeiture of 30% of its down payment, in 1997, Fortunet Communications, L.P. established a reserve of $6.6 million to reflect the impairment in the value of its licenses. In 1999, Fortunet Communications, L.P. recorded a further reserve of $18.5 million to write down its investment in the licenses due to considerably lower amounts bid for returned C-Block licenses at a reauction.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

None

In accordance with the requirements of the Exchange Act, Sunshine PCS Corporation caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Sunshine PCS Corporation
By: /s/ Karen E. Johnson
Karen E. Johnson
President
Date: May 15, 2001