Form 10-Q
period 2001-06-30
SUNSHINE PCS CORP
filed 2001-08-14
CIK 1128735

FORM 10QSB
                                   ----------


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

Commission file number 333-8234
                                --------



                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                      13-4141279
--------                                                      -----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of August 1, 2001 were 2,821,766.


Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements

                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]
                                 Balance Sheets
                                                                                   December 31,
                                                                  June 30, 2001        2000
                                                               --------------     -------------
 Assets                                                          (Unaudited)          (Note)

Current Assets
    Cash and cash equivalents ................................   $    236,206    $       --

Equipment at Cost ............................................        195,000            --
PCS Licenses .................................................      2,686,012       2,686,012
                                                                 ------------    ------------

        Total Assets .........................................   $  3,117,218    $  2,686,012
                                                                 ============    ============

Liabilities and partners'/stockholders' equity (deficit)

    Accrued Liabilities ......................................   $    740,685    $       --
    Loan from Limited Partner ................................           --        83,459,785
    Subordinated Notes .......................................     16,131,117            --

Preferred Stock, $1.00 par value per share,
$1,0000 liquidation Preference per
share, 30,000 shares authorized 10,000 shares outstanding
                                                                      510,822            --

Partners'/stockholders' equity/(deficit)

Common Stock, $0.0001 par value

    Class A: Authorized shares-20,000,000
    2,821,766 shares outstanding
    Class B: Authorized shares-9,000,000
    2,833,076 shares outstanding

Additional paid-in capital ...................................     69,664,210            --
Deficit accumulated during the development stage .............    (83,929,616)           --
General partner's deficit accumulated
 during the development stage ................................           --       (12,755,921)

Limited partner's deficit accumulated
  during the development state ...............................           --       (68,017,852)
                                                                 ------------    ------------

Total partners'/stockholders' deficit accumulated during the
development stage ............................................    (14,265,406)    (80,773,773)
                                                                 ------------    ------------

Total liabilities and partners'/stockholders' equity/(deficit)   $  3,117,218    $  2,686,012
                                                                 ============    ============

See accompanying notes.

(a) Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                       Sunshine PCS Corporation
                                                   [A Development Stage Enterprise,
                                                Formerly Fortunet Communications, L.P.]

                                                       Statements of Operations
                                                              (Unaudited)

                                                                                              July 27, 1995
                                         Three Months Ended           Six Months Ended        (inception) to
                                              June 30,                     June 30,              June 30,
                                         2001            2000        2001          2000           2001
                                         ----            ----        ----          ----           ----


Interest Income .....................   $   2,706   $      --     $     2,706   $      --     $      2,706
Interest Expense (including
  commitment fees) ..................    (361,956)   (3,408,400)   (2,177,884)   (6,816,800)   (77,777,161)
Other Expenses ......................     (21,240)         --         (21,240)         --          (21,240)
Forgiveness of interest expense .....        --            --            --            --       19,159,890
Impairment of PCS Licenses ..........        --            --            --            --      (25,032,989)
                                        ---------   -----------   -----------   -----------   ------------

Net loss ............................    (380,490)   (3,408,400)   (2,196,418)   (6,816,800)   (83,668,794)

Dividend requirement on preferred
  stock .............................    (174,521)         --        (260,822)         --         (260,822)
                                        ---------   -----------   -----------   -----------   ------------
Loss applicable to common shares ....   $(555,011)  $(3,408,400)  $(2,457,240)  $(6,816,800)  $(83,929,616)
                                        =========   ===========   ===========   ===========   ============


Net loss allocated to general partner        --         (34,084)         --     $    68,168           --
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to limited partner        --     $(3,374,316)         --     $(6,748,632)          --
                                        =========   ===========   ===========   ===========   ============

Pro-forma basic and diluted loss
   per common share .................   $   (0.10)  $     (0.60)  $     (0.43)  $     (1.21)  $     (14.84)
                                        =========   ===========   ===========   ===========   ============

Weighted average shares used in
  computation .......................   5,654,842     5,654,842     5,654,842     5,654,842      5,654,842
                                        =========   ===========   ===========   ===========   ============


See accompanying notes.



                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]

                             Statement of Cash Flows
                                    (Unaudited)
                                                                                          July 27, 1995
                                                                                           (inception)
                                                           Six Months Ended June 30,       to June 30,
                                                              2001           2000             2001
                                                          -------------- -------------- ----------------
Operating activities
Net loss ..............................................   $ (2,196,418)   $ (6,816,800)   $(83,668,794)
Net change in accrued interest and commitment fees ....      2,177,884       6,816,800      60,952,471
Net change in accrued liabilities .....................          4,740            --             4,740
Impairment of PCs licenses ............................           --              --        25,032,989
                                                          ------------    ------------    ------------

Net cash provided by operating activities .............        (13,794)           --         2,321,406
                                                          ------------    ------------    ------------

Investing activities
Deposits with the FCC .................................           --              --        (4,200,000)
Purchase of PCS licenses ..............................           --              --        (4,698,398)
Other .................................................           --              --          (215,710)
                                                          ------------    ------------    ------------

Net cash used in investing activities .................           --              --        (9,114,108)
                                                          ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of) Limited Partner loans           --              --         6,080,305
Capital contribution ..................................           --              --           698,603
Sale of preferred stock and warrants ..................        250,000            --           250,000
                                                          ------------    ------------    ------------

Net cash provided by financing activities .............        250,000            --         7,028,908
                                                          ------------    ------------    ------------

Net change in cash ....................................        236,206            --           236,206

Cash at beginning of period ...........................           --              --              --
                                                          ------------    ------------    ------------

Cash at end of period .................................   $    236,206    $       --      $    236,206
                                                          ============    ============    ============

See accompanying notes.

                          Fortunet Communications, L.P.
                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

                          Notes to Financial Statements

                                  June 30, 2001


1.       Accounting Policies

Description of Business

Sunshine PCS Corporation ("Sunshine"), was incorporated on July 13, 2000, with capital of $1.00, and on February 14, 2001 succeed to the rights and obligations of Fortunet Communications, L.P. ("Fortunet"). Fortunet was formed on April 18, 1997 to hold personal communications services ("PCS") licenses that had been acquired in the Federal Communications Commission's ("FCC") C-Block auction. At that date, Fortunet succeeded to the assets and assumed the liabilities (the "Transfers") of five partnerships ("Partnerships") that were the high bidders for licenses in the auction. The Partnerships that transferred their assets and liabilities to Fortunet, were Aer Force Communications, L.P. ("Aer Force"), Fortunet Wireless Communications, L.P., High Country Communications, L.P., New England Wireless Communications, L.P. and Southeast Wireless Communications L.P., all of which were formed on July 27, 1995. The Partnerships received a proportional interest in Fortunet based upon the relative market values of the assets and liabilities transferred.

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

Fortunet Wireless Communications Corporation ("Fortunet Wireless"), an entity controlled by Victoria Kane, a private investor, was the General Partner of Fortunet with a 50.1% equity interest. Subsequent to the Transfers, Victoria F. Kane owned 60% of the stock of Fortunet Wireless. On May 4, 2000, Ms. Kane purchased the remaining 40% of Fortunet Wireless for $600,000, and gave the selling stockholders the right to repurchase the stock so acquired through May 4, 2008 for 120% of her purchase price. Lynch PCS Corporation A, a wholly-owned subsidiary of Lynch PCS Corporation, which in turn is a wholly-owned subsidiary of Lynch Interactive Corporation ("Lynch"), a publicly held company, was the Limited Partner of Fortunet with a 49.9% equity interest. Lynch PCS Corporation A had agreements to provide a total of $41.8 million of funding to Fortunet, of which a total of $21 million was funded through December 31, 2000. These agreements terminated at the time of the merger.

The common stock outstanding of Sunshine consists of 2,821,766 shares of Class A Common Stock which are entitled to one vote per share and 2,833,076 shares of Class B ,Common Stock which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock.

As part of the reorganization, Lynch PCS Corporation A ("Lynch") contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest, due in three month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances.

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

Sunshine's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amounts and classifications of liabilities that may result from the possible inability of Fortunet to continue as a going concern.

Sunshine is in the process of implementing a system to provide service to its three licenses. Sunshine has not yet developed or adopted an ultimate business plan. The Company is still evaluating its alternative strategies with regard to its future development.

Under FCC regulations, Sunshine is required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Failure to do so could result in the forfeiture of the licenses or the imposition of fines and sanctions. Unless Sunshine sells the licenses or enters into a joint venture, it must raise significant funds to meet this requirement. Sunshine is progressing towards meeting it's build-out requirement and is still in the process of seeking financing to fund the build cost. Sunshine has incurred losses since inception and, as noted, will need to obtain capital for the initial build-out of facilities. There can be no assurance that Sunshine can raise sufficient capital to finance the construction of its networks. Accordingly, as a result of the items discussed above, there is substantial doubt about Sunshine's ability to continue as a going concern.

Thus far, Sunshine has not evaluated its strategic alternatives due to a number of factors. Throughout Sunshine's brief history and that of its predecessors, servicing the debt entered into to acquire its licenses has been very difficult. In 1996, these difficulties forced Fortunet to return 28 of its 31 licenses and 15 megahertz of spectrum of its three 30 megahertz licenses.

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

We have been advised that it is highly uncertain that the FCC will extend Sunshine's deadline for its build out requirements. If the FCC were to revoke Sunshine's licenses for failure to meet its build out requirements, it would effectively put Sunshine out of business because the licenses are its only significant assets. If the FCC were merely to impose fines on Fortunet for failing to meet its build out requirements, the ramifications would depend on the amount of the sanctions in relation to the value of its licenses. If these sanctions were substantial, it might force Sunshine to seek protection under the bankruptcy laws or go out of business.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at June 30, 2001 and December 31, 2000. These costs, and the costs of the PCS licenses, will be amortized over the remaining life of the respective PCS licenses when, and if, Sunshine, commences operations.

Income Taxes

As a result of the above merger, Sunshine (a "C" corporation) will file a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. This adjustment created a deferred tax asset of approximately $4.6 million, which is fully reserved in the financial statements due to uncertainty regarding its realization. No tax benefit has been provided in the accompanying financial statements for losses incurred subsequent to the merger. As the realization of such losses is dependent upon the generation of future taxable income during a period when such losses would be deductible, the recording of these assets, of $74,000, would be inconsistent with applicable accounting rules.

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

4.       Long-Term Debt

In connection with the PCS "C-Block" auction, $4.2 million was deposited with the FCC of which $3.5 million was borrowed from the Limited Partner under a line of credit which was due and payable on December 1, 2006. On September 27, 1996 an additional $4.4 million was advanced to cover the remaining down payment on the licenses won. The interest rate on the outstanding borrowings under the line is fixed at 15% per annum; additionally, a commitment fee of 20% per annum is being charged on the total line of credit, which was $25.0 million prior to April 18, 1997 and $41.8 million thereafter. The amounts due to the Limited Partner, including accrued interest and commitment fees, at December 31, 2000 are $69.8 million and $83.5 million. On March 31, 1997, $1.6 million was advanced to Aer Force to cover the first interest payment under the FCC debt. Also, on that date $2.3 million was advanced to the other four partnerships to cover their first interest payment bringing the total advanced to $3.9 million. As a part of the FCC restructuring plan, the $3.9 million was returned in September 1998 and the loan to the Limited Partner was repaid to that extent.

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

6.       Loss Per Share


For the period prior to February 14, 2001, the loss per share has been calculated on a pro forma basis assuming that the 5,654,842 shares of common stock of Sunshine (2,821,766 Class A and 2,833,076 Class B shares) issued at the time of the reorganization had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. Warrants, directors options (see note 7), and the shares to be issued under an agreement with Lynch (see Note 8) have been excluded from the computation of diluted loss per share for all periods as assuming their issuance would be anti-dilutive.

7.       Director Option

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares of Class A Common Stock at $.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant.

8.       Shareholders Equity

Sunshine has also agreed with Lynch that if the holder of a convertible note of Lynch converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

o to the holder, one share of our Class A common stock for each share of Lynch stock to be received by the holder, up to a maximum of 235,294 shares;

o to the holders of our Class B common stock, 1.0040 shares of additional Class B common stock for each share of Class A common stock issued to the holder; and

o to Lynch Interactive Corporation, warrants to purchase 1.9125 shares of our Class A common stock for each share of Class A common stock issued to the holder.

                           PART II - OTHER INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a development stage company with no operations to date. Our ability to develop a profitable personal communications service business is subject to substantial risks enumerated under "Risk Factors" and elsewhere. Moreover because we are a C-Block licensee, we must provide personal communications service to at least one-quarter of the population or make a showing of substantial service in the areas covered by each of our licenses by September 17, 2001, or risk losing them and/or the imposition of fines and sanctions. Presently, we do not have the funds to meet these build out requirements, forcing us to either raise equity, borrow, sell our licenses, or enter into a joint venture with someone who has the necessary funds. All of these options present various risks.

We were incorporated in July 2000, as the successor to Fortunet Communications, L.P., a combination of five partnerships that were awarded 31 personal communications service licenses in the Federal Communications Commission's 1996 C-Block auction. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P. a relief plan, because this plan required Fortunet Communications, L.P. to forfeit 30% of its down payment, in 1997, it established a reserve of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P. returned 28 of its licenses, and 15 megahertz of its three 30 megahertz licenses and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded a further reserve of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

Because we have incurred losses since inception, have not yet adopted a business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet our build out requirements, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 1999 and 2000 and for the three years ended December 31, 2000 and the period from July 27, 1995 (inception) to December 31, 2000, contains an explanatory paragraph as to our ability to continue as a going concern. A going concern opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in the report of independent auditors and have been disclosed in Note 1 to our financial statements as filed on Form 10-KSB.

Fortunet Communications, L.P., our predecessor, was formed on April 18, 1997, and at that date acquired the assets and liabilities of five partnerships that were the high bidders for licenses in the Federal Communications Commission's C-Block auction. Aer Force Communications, L.P., one of the five contributing partnerships, and Fortunet Communications, L.P. were entities under common control. Accordingly, the transfer of the assets and liabilities from Aer Force Communications, L.P. to Fortunet Communications, L.P. was accounted for at historical cost and the accompanying financial statements also include the results of Aer Force Communications, L.P. from July 27, 1995, inception, to April 18, 1997. The transfers of the remaining four partnerships to Fortunet
Communications, L.P. were accounted for as purchases and the assets and liabilities were recorded at their fair value of the date of transfer, April 18, 1997, which resulted in an increase in the carrying value of the licenses of $9.9 million.

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through June 30, 2001, we had cumulative net losses of $83,668,794, resulting from net interest charges of $58,617,271, including commitment fees, and reserves aggregating $25,032,989 for impairment of our personal communications service licenses.

Liquidity and Capital Resources

Under Federal Communications Commission regulations, we need to construct a system to provide personal communications services to at least one-quarter of the population in the areas covered by our licenses, or make a showing of substantial service, by September 17, 2001. We have developed and are implementing a plan to meet the FCC regulations, while we have not yet finalized the cost of this plan, we need to obtain financing in order to implement the plan. To raise this money, we would consider a number of alternatives, including debt financing from a lending institution, borrowing from vendors providing the capital equipment used in providing service, a private equity offering and/or a public equity offering. Alternatively, we would consider selling our licenses to a company that currently provides service to the areas covered by our licenses or entering into a joint venture with a company that provides service to a nearby area and then developing our licenses together. Finally, if we believe that we would be unable to timely satisfy our build out requirements, we could ask the Federal Communications Commission for a waiver or extension of these requirements. We are uncertain of our ability to achieve any of these alternatives.

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

As these restrictions have lapsed and our debt has been restructured by Lynch Interactive Corporation, we now intend to fully explore the merits of building out our licenses independently, or joint venturing or selling them. If negotiations for a sale or joint venture do not develop timely in relation to the September 17, 2001 build out deadline, we intend to build out our licenses to the extent necessary to meet the Federal Communications Commission requirements. We believe that it is possible to meet the build out requirements by September 17, 2001, although there are some material questions about this possibility discussed more thoroughly under "Risk Factors." Any build out conducted by us prior to September 17, 2001 would probably only be to the extent necessary to preserve our licenses and would require further build out thereafter to establish a viable business.

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

The amount of our indebtedness at June 30, 2001 consisted of $16,131,117 in subordinated notes. The subordinated notes will mature in three month intervals from February 2004 to November 2005. Interest will be payable at the rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated debt. Any early payments of these notes will first be applied to the earliest maturing notes. In other words, there will be no distribution or "spread" of early payments to all outstanding notes. The subordinated debt must be redeemed upon a change in control of our Class A or Class B common stock. It also must be redeemed in whole or in part on the sale of one or more of our licenses for cash, or for non-cash consideration that is subsequently converted into or redeemed for cash, in an amount proportional to a fraction, the numerator of which is the number of persons covered by the licenses sold and the denominator of which is the number of persons covered by all of our licenses. We will determine the number of persons covered by our licenses by referring to the 1998 or the most recent estimates by the united States Census Bureau.

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

We are a development stage company with no operating history. Through June 30, 2001, we had no revenues, cumulative net losses of $83,668,794, and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make developing our licenses profitable. The likelihood of our future success is therefore highly uncertain.

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern. This opinion could prevent us from obtaining new financing on reasonable terms or at all.

Because we have incurred losses since inception, have not yet adopted our ultimate business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet certain build out requirements by September 17, 2001, the report of Ernst & Young LLP, our independent auditors, included our Form 10-KSB with respect to our financial statements as of December 31, 1999 and 2000 and for the three years ended December 31, 2000, and the period from July 27, 1995 (inception) to September 30, 2000, contains an explanatory paragraph as to our inability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

As we do not know when we will have revenues, in order to continue as a going concern, we will need to obtain financing in the future. Given our history of losses and the amount of our debt, our ability to secure this needed financing on reasonable terms, or at all, is questionable.

We have cash of approximately $236,000. While this money will pay our short term administrative expenses, we will need additional capital to continue as a going concern. Moreover, if we independently develop our licenses, substantial additional funds will be required.

Our potential to secure new financing through traditional lending sources is questionable. We have over $16 million in subordinated debt, and our assets will consist almost entirely of undeveloped licenses. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

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

If we were to develop our licenses independently, we would need to raise significant amounts of financing beyond our current resources. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan, create an infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks.

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

In building our networks, we would also compete with companies that use other communications technologies and offer additional services we may not be able to provide. These technologies and services may have advantages over what we would provide and may ultimately be more attractive to customers.

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

                                      Sunshine PCS Corporation




                                      By:/s/Karen E. Johnson
                                         -----------------------------------
                                            Karen E. Johnson
                                            President

                                            Date: August 14, 2001