Form 10-Q
period 2001-09-30
SUNSHINE PCS CORP
filed 2001-11-14
CIK 1128735

FORM 10QSB
                                   ----------


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of November 1, 2001, were 2,821,766.


Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                            Sunshine PCS Corporation
                        [A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.]
                                 Balance Sheets
                                                             September 30,     December 31,
                                                                 2001              2000
                                                             -------------     -------------
Assets                                                        (Unaudited)          (Note)

Current Assets
Cash and cash equivalents ..................................   $    216,162    $       --

Equipment ..................................................        602,939            --
PCS Licenses ...............................................      2,686,012       2,686,012
Other Assets ...............................................          2,425            --
                                                               ------------    ------------
        Total Assets .......................................   $  3,507,538    $  2,686,012
                                                               ============    ============

Liabilities and partners'/stockholders'
  equity (deficit)
    Accrued liabilities ....................................   $  1,530,735    $       --
    Loan from Limited Partner ..............................           --        83,459,785
    Subordinated notes .....................................     16,131,117            --

Preferred Stock, $1.00 par value per share,
 $1,000 liquidation preference per share,
  30,000 shares authorized 10,000
  shares outstanding .......................................        687,260            --

Partners'/stockholders' equity/(deficit)
Common Stock, $0.0001 par value

    Class A: Authorized shares-20,000,000
    2,821,766 shares outstanding ...........................           --              --
    Class B: Authorized shares-9,000,000
    2,833,076 shares outstanding ...........................           --              --

Additional paid-in capital .................................     69,664,210            --
Deficit accumulated during the development stage ...........    (84,505,784)           --
General partner's deficit accumulated during
  the development stage ....................................           --       (12,755,921)

Limited partner's deficit accumulated
  during the development stage .............................           --       (68,017,852)
                                                               ------------    ------------
Total partners'/stockholders' deficit accumulated during the
development stage ..........................................    (14,841,574)    (80,773,773)
                                                               ------------    ------------

Total liabilities and partners'/stockholders' deficit ......   $  3,507,538    $  2,686,012
                                                               ============    ============

See accompanying notes.

(a) Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.



                            Sunshine PCS Corporation
                        [A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.]

                            Statements of Operations
                                   (Unaudited)

                                                                                               July 27, 1995
                                           Three Months Ended         Nine Months Ended         (inception) to
                                              September 30,             September 30,           September 30,
                                           2001         2000          2001        2000             2001
                                           ----         ----          ----        ----             ----


Interest income .....................   $   1,946   $      --     $     4,653   $      --     $      4,653
Interest expense (including
  commitment fees) ..................    (365,933)   (3,408,400)   (2,543,817)  (10,225,200)   (78,143,094)
Other expenses ......................     (35,744)         --         (56,984)         --          (56,984)
Forgiveness of interest expense .....        --            --            --            --       19,159,890
Impairment of PCS Licenses ..........        --            --            --            --      (25,032,989)
                                        ---------   -----------   -----------   -----------   ------------

Net loss ............................    (399,731)   (3,408,400)   (2,596,148)  (10,225,200)   (84,068,524)

Dividend requirement on preferred
  Stock .............................    (176,438)         --        (437,260)         --         (437,260)
                                        ---------   -----------   -----------   -----------   ------------
Loss applicable to common shares ....   $(576,169)  $(3,408,400)  $(3,033,408) $(10,225,200)  $(84,505,784)
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to general partner        --        $(34,084)         --       $(102,252)          --
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to limited partner        --     $(3,374,316)         --    $(10,122,948)          --
                                        =========   ===========   ===========   ===========   ============
Pro-forma basic and diluted loss
   per share ........................   $   (0.10)  $     (0.60)  $     (0.54)  $     (1.81)  $     (14.94)
                                        =========   ===========   ===========   ===========   ============
Weighted average shares used in
  Computation .......................   5,654,842     5,654,842     5,654,842     5,654,842      5,654,842
                                        =========   ===========   ===========   ===========   ============


                             See accompanying notes.



                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]

                             Statement of Cash Flows
                                   (Unaudited)

                                                                                           July 27, 1995
                                                                 Nine Months Ended          (inception)
                                                                   September 30,          to September 30,
                                                               2001            2000            2001
                                                           -------------- --------------- ----------------
Operating activities
Net loss ..............................................   $ (2,596,148)   $(10,225,200)   $(84,068,524)
Net change in accrued interest and commitment fees ....      2,543,817      10,225,200      61,318,404
Net change in accrued liabilities .....................        623,857            --           623,857
Net change in other assets ............................         (2,425)           --            (2,425)
Impairment of PCs licenses ............................           --              --        25,032,989
                                                          ------------    ------------    ------------
Net cash provided by operating activities .............       (569,101)           --         2,904,301
                                                          ------------    ------------    ------------

Investing activities
Deposits with the FCC .................................           --              --        (4,200,000)
Purchase of PCS licenses ..............................           --              --        (4,698,398)
Capital expenditures ..................................       (602,939)           --          (602,939)
Other .................................................           --              --          (215,710)
                                                          ------------    ------------    ------------
Net cash used in investing activities .................       (602,939)           --        (9,717,047)
                                                          ------------    ------------    ------------
Financing activities
Net proceeds from (repayments of) Limited Partner loans           --              --         6,080,305
Sale of preferred stock and warrants ..................        250,000            --           948,603
                                                          ------------    ------------    ------------
Net cash provided by financing activities .............        250,000            --         7,028,908
                                                          ------------    ------------    ------------
Net change in cash ....................................        216,162            --           216,162

Cash at beginning of period ...........................           --              --              --
                                                          ------------    ------------    ------------

Cash at end of period .................................   $    216,162    $       --      $    216,162
                                                          ============    ============    ============

See accompanying notes.

                            Sunshine PCS Corporation
                       (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                          Notes to Financial Statements
                              September 30, 2001


1.       Accounting Policies

Description of Business

Sunshine PCS Corporation ("Sunshine"), was incorporated on July 13, 2000, with capital of $1.00, and on February 14, 2001, succeeded to the rights and obligations of Fortunet Communications, L.P. ("Fortunet"). Fortunet was formed on April 18, 1997, to hold personal communications services ("PCS") licenses that had been acquired in the Federal Communications Commission's ("FCC") C-Block auction. At that date, Fortunet succeeded to the assets and assumed the liabilities (the "Transfers") of five partnerships ("Partnerships") that were the high bidders for licenses in the auction. The Partnerships that transferred their assets and liabilities to Fortunet were Aer Force Communications, L.P. ("Aer Force"), Fortunet Wireless Communications, L.P., High Country Communications, L.P., New England Wireless Communications, L.P. and Southeast Wireless Communications L.P., all of which were formed on July 27, 1995. The Partnerships received a proportional interest in Fortunet based upon the relative market values of the assets and liabilities transferred.

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

Fortunet Wireless Communications Corporation ("Fortunet Wireless"), an entity controlled by Victoria Kane, a private investor, was the General Partner of Fortunet with a 50.1% equity interest. Subsequent to the Transfers, Victoria F. Kane owned 60% of the stock of Fortunet Wireless. On May 4, 2000, Ms. Kane purchased the remaining 40% of Fortunet Wireless for $600,000, and gave the selling stockholders the right to repurchase the stock so acquired through May 4, 2008, for 120% of her purchase price. Lynch PCS Corporation A, a wholly-owned subsidiary of Lynch PCS Corporation, which in turn is a wholly-owned subsidiary of Lynch Interactive Corporation ("Lynch"), a publicly held company, was the Limited Partner of Fortunet with a 49.9% equity interest. Lynch PCS Corporation A had agreements to provide a total of $41.8 million of funding to Fortunet, of which a total of $21 million was funded through December 31, 2000. These agreements terminated at the time of the merger.

The common stock outstanding of Sunshine consists of 2,821,766 shares of Class A Common Stock, which are entitled to one vote per share, and 2,833,076 shares of Class B Common Stock, which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock.

As part of the reorganization, Lynch PCS Corporation A ("Lynch") contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest per annum, due in three-month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances.

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

The Transfers from the Partnerships, with the exception of the transfer from Aer Force, were accounted for as business combinations at fair value resulting in an increase in the carrying value of the PCS licenses of $9.9 million. The transfer from Aer Force was accounted for in a manner similar to a pooling of interests at historical cost since Fortunet and Aer Force are entities under common control. Accordingly, the accompanying financial statements include the results of Aer Force from inception, July 27, 1995, and the results of the remaining four partnerships from the date of the transfer, April 18, 1997.

Sunshine's financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amounts and classifications of liabilities that may result from the possible inability of Sunshine to continue as a going concern.

Under FCC regulations, Sunshine was required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Sunshine has implemented a system to provide service to its three licensed areas and preserve our licenses. Further buildout is required in order to establish a viable business plan. Currently, we have accrued approximately $600,000 to fund the construction of these facilities. The Company is in the process of raising financing to fund this liability and to fund operations and other expenditures. On November 13, 2001, Sunshine announced a planned rights offering to raise equity capital.

Sunshine has incurred losses since inception and, as noted, will need to obtain capital for further build-out of facilities. There can be no assurance that Sunshine can raise sufficient capital to finance the construction of its networks. Accordingly, as a result of the items discussed above, there is substantial doubt about Sunshine's ability to continue as a going concern.

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

Equipment

Equipment is recorded at cost 2001) and will be depreciated using the straight-line method based upon estimated useful lives of five to ten years.

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at September 30, 2001, and December 31, 2000. These costs, and the costs of the PCS licenses, will be amortized over the remaining life of the respective PCS licenses when, and if, Sunshine commences operations.

Income Taxes

Sunshine (a "C" corporation for Federal tax purposes) will file a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. This adjustment created a deferred tax asset of approximately $4.6 million, which is fully reserved in the financial statements due to uncertainty regarding its realization. No tax benefit has been provided in the accompanying financial statements for losses incurred subsequent to the merger. As the realization of such losses is dependent upon the generation of future taxable income during a period when such losses would be deductible, the recording of the deferred tax asset (net of reserves) of $326,000 would be inconsistent with applicable accounting rules.

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

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of these licenses through the capital markets much more difficult than originally anticipated. In 1997, Fortunet, as well, as many of the other license holders from this auction, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. The ramifications of choosing the other three courses of action would result in Fortunet ultimately forfeiting 30%, 50%, or 100% of the down payments on these licenses. Accordingly, during 1997, subsequent to the Transfers, Fortunet provided for a 30% reserve on the down payments (10% of net cost) as this represented Fortunet's estimate, at the time, of the impairment of this investment given the then available alternatives. On March 24, 1998, the FCC modified the four options and provided a July 8, 1998, deadline for a decision.

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

4.       Long-Term Debt

In connection with the PCS "C-Block" auction, $4.2 million was deposited with the FCC of which $3.5 million was borrowed from the Limited Partner under a line of credit which is due and payable on December 1, 2006. On September 27, 1996, an additional $4.4 million was advanced to cover the remaining down payment on the licenses won. The interest rate on the outstanding borrowings under the line is fixed at 15% per annum; additionally, a commitment fee of 20% per annum is being charged on the total line of credit, which was $25.0 million prior to April 18, 1997 and $41.8 million thereafter. The amounts due to the Limited Partner, including accrued interest and commitment fees, at December 31, 2000 was $83.5 million. On March 31, 1997, $1.6 million was advanced to Aer Force to cover the first interest payment under the FCC debt. Also, on that date $2.3 million was advanced to the other four partnerships to cover their first interest payment bringing the total advanced to $3.9 million. As a part of the FCC restructuring plan, the $3.9 million was returned in September 1998 and the loan to the Limited Partner was repaid to that extent.

Under the recapitalization that was implemented on February 14, 2001, the Limited Partner contributed $69.0 million of the outstanding debt as a capital contribution and the remaining $16.1 million was converted into eight newly created Subordinated Notes of equal amount. The Subordinated Notes mature in three-month increments from February 2004 to November 2005. Interest is payable at a rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated notes.

5.       Preferred Stock

The terms of the Preferred Stock are as follows:

o dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%, and o no voting rights except as provided by law, and

o must be redeemed at $1,000 per share, plus accrued and unpaid dividends, on a change in control of the Class A or Class B common stock, or upon the sale of one or more PCS licenses for cash or a non-cash sale which is subsequently converted into or redeemed for cash in an amount proportional to that number of persons covered by the sale of such licenses for cash, or that portion of a non-cash sale subsequently converted into or redeemed for cash, compared to the total persons covered by our three initial PCS licenses, in each case based on the 1998 or most recent estimates by the United States Bureau of Census, and

o may be redeemed at $1,000 per share plus accrued and unpaid dividends, if funds are lawfully available, and the board of directors consents.

6.       Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a pro forma basis assuming that the 5,654,842 shares of common stock of Sunshine (2,821,766 Class A and 2,833,076 Class B shares) issued at the time of the reorganization had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. Warrants, directors options (see note 7), and the shares to be issued under an agreement with Lynch (see Note 8) have been excluded from the computation of diluted loss per share for all periods because their issuance would have the effect of reducing the loss per share.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

We are a development stage company with limited operations to date. Our ability to develop a profitable personal communications service business is subject to substantial risks enumerated under "Certain Risk Factors" and elsewhere in this report.

We were incorporated in July 2000, as the successor to Fortunet Communications, L.P., a combination of five partnerships that were awarded 31 personal communications service licenses in the Federal Communications Commission's 1996 C-Block auction. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P., experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P., a relief plan, this plan required Fortunet Communications, L.P., to forfeit 30% of its down payment; as a result of such anticipated forfeiture, in 1997 Fortunet Communications, L.P., established a reserve of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P., returned 28 of its licenses, and 15 megahertz of its three 30 megahertz licenses, and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P., recorded a further reserve of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

Because we have incurred losses since inception and have not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of and for the year ended December 31, 2000, contains an explanatory paragraph as to our ability to continue as a going concern. A going concern opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements at December 31, 2001, that were included in our Form 10-KSB that was filed with the Securities and Exchange Commission.

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through September 30, 2001, we had cumulative net losses of $84,068,524, resulting from net interest charges of $78,143,094, including commitment fees, and reserves aggregating $25,032,989 for impairment of our personal communications service licenses.

In the three- and nine-month periods ending September 30, 2001, as compared to comparable periods in the prior year, results predominantly reflected finance charges and varied due to the restructuring noted in Footnote 4, "Long-Term Debt," to the Financial Statements.

Liquidity and Capital Resources

At September 30, 2001, Sunshine had $216,162 in cash and current payables of $623,857. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. When the Company decides to employ an accelerated business plan, significantly higher levels of cash flow will be required.

On November 13, 2001, Sunshine announced a planned rights offering to raise equity capital. The proceeds from such rights offering would be used to pay current liabilities and to fund our working capital needs over the next twelve months; there can be no assurance, however, that such rights offering will be successful in raising capital sufficient for such uses.

Certain Risk Factors

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

                           PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

                          None

Item 2.                   Change in Securities and Use of Proceeds

                          (a)  None.

                          (b)  None.

                          (c)  None.

Item 3.                   Defaults Upon Senior Securities

                          None.

Item 4.                   Submission of Matters to a Vote of Security Holders

                          None.

Item 5.                   Other Information

                          None.

Item 6.                   Exhibits and Reports on Form 8-K

                          (a)  Exhibits - None.

                          (b)  Reports on Form 8-K - None.

In  accordance  with  the  requirements  of  the  Exchange  Act,   Sunshine  PCS
Corporation caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SUNSHINE PCS CORPORATION




                                            By:   Karen E. Johnson
                                                  ----------------
                                               /s/Karen E. Johnson
                                                  President

Date: November 14, 2001