Form 10KSB/A
period 2000-12-31
SUNSHINE PCS CORP
filed 2002-02-01
CIK 1128735

Form 10-KSB/A
                                 -------------
                               (AMENDMENT NO. 1)

Special Financial Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

The Issuer's Registration Statement on Form SB-2 (Registration Number 333-50948) became effective on February 14, 2001 and did not contain certified financial statements for the fiscal year ended December 31, 2001, the Issuer's last full fiscal year. This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 2000.

                        Commission File Number 333-8234
                        -------------------------------


                            Sunshine PCS Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

Delaware                                                      13-4141279
--------                                                      ----------
(State or other jurisdiction                              (I.R.S.  Employer
of  incorporation  or  organization)                     Identification  No.)

421 Hudson  Street,  New York,  New York                            10014
----------  -------  ---------  --------                            -----
(Address of principal executive offices)                          (Zip Code)

 Issuer's telephone number: (212) 675-1920
                            --------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X__ (Issuer only became subject to Section 15(d) filing requirements on February 14, 2001, pursuant to the filing of a Registration Statement on Form SB-2 which was declared effective on such date (Commission File No. 333-8234))

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Issuer was approximately $5.9 million as of May 1, 2001.

As of Juanury 21, 2001, there were 3,057,060 shares of Class A common equity outstanding.

This Amendment No. 1 on Form 10KSB/A is being filed to restate the Company's Financial Statements as of December 31, 1999 and 2000 and each of the three years in the period ended December 31, 2000 and for the period from July 27, 1995 (inception) to December 31, 2000, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001 between the company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to decrease the basic and diluted loss per share by $0.43 for the year ended December 31, 1999 and by $0.18 for the year ended December 31, 2000. In addition, under the column "Pro Forma (Unaudited) December 31, 2000," Additional paid-in capital was increased by $94,306 and Deficit accumulated during the development stage was increased by $94,306. From a disclosure perspective, Footnote 5, "Subsequent Event/Pro Forma Basis of Accounting (Unaudited)" was amended and Footnote 6, "Matters Occuring Subsequent to the Date of the Auditors Reports (Unaudited)"was added.

This annual report on Form 10-KSB/A for the fiscal year ended December 31, 2000 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or the life of the registrant if less than a full fiscal year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of the registrant. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet apropriate for the annual report of the registrant. Sunshine PCS Corporation's Registration on Form SB-2 referenced above did not contain certified financial statements for the year ended December 31, 2000, Registrant's last full fiscal year. Therefore, as required by Rule 15d-2, certified financial statements for the year ended December 31, 2000 are filed herewith under cover of the facing page of an Annual Report on Form 10-KSB/A.


Item 7. Financial Statements.


Partners
Fortunet Communications, L.P.

We have audited the accompanying balance sheets of Fortunet Communications, L.P. (the "Partnership") a development stage enterprise and predecessor to Sunshine PCS Corporation, as of December 31, 1999 and 2000, and the related statements of operations, changes in partners' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2000, and for the period from July 27, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming Fortunet Communications, L.P. will continue as a going concern. As more fully described in Note 1, the Partnership has incurred losses since inception, has not yet adopted a business plan, determined how to finance its operations and may forfeit its licenses or be subject to the imposition of fines and sanctions if it does not meet certain build-out requirements. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /s/ Ernst & Young LLP
Stamford, Connecticut
April 30, 2001

                          Fortunet Communications, L.P.
                       (ADevelopment Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)
                                 Balance Sheets
                                                                                                 Pro Forma
                                                                                                (Unaudited)
                                                                      December 31,               December 31,
                                                                                                    2000
                                                                  1999            2000            (Note 5)
                                                                  ----            ----            --------
Assets                                                                                           (Restated)
Cash .......................................................   $       --      $       --      $    250,000
PCS Licenses ...............................................      2,686,012       2,686,012       2,686,012
                                                               ------------    ------------    ------------
Total Assets ...............................................   $  2,686,012    $  2,686,012    $  2,936,012
                                                               ============    ============    ============
Liabilities and partners'/stockholders' equity/(deficit)

Long-term debt:

  Loan from Limited Partner ................................   $ 69,760,140    $ 83,459,785    $       --
  Subordinated Notes .......................................           --              --        16,131,117

Preferred Stock, $1.00 par value Authorized shares - 30,000            --              --           250,000

Partners'/stockholders' equity/(deficit)

Common Stock, $0.0001 par value
  Class A: Authorized shares - 20,000,000
  Class B: Authorized shares - 9,000,000
Additional paid-in capital .................................          --               --        68,121,577
Deficit accumulated during the development stage ...........          --               --       (81,566,682)
General partner's deficit accumulated during the development
stage ......................................................    (12,618,925)    (12,755,921)           --
Limited partner's deficit accumulated during the development
stage ......................................................    (54,455,203)    (68,017,852)           --
                                                               ------------    ------------    ------------
Total partners'/stockholders' deficit
  accumulated during the development stage .................    (67,074,128)    (80,773,773)    (13,445,105)
                                                               ------------    ------------    ------------
Total liabilities and
  partners'/stockholders' equity/(deficit) .................   $  2,686,012    $  2,686,012    $  2,936,012
                                                               ============    ============    ============
See accompanying notes


                          Fortunet Communications, L.P.

                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

                            Statements of Operations

                                                                                  July 27, 1995
                                         Years Ended December 31,                 (inception) to
                                                                                   December 31,
                                     1998             1999            2000             2000
                                     ----             ----            ----             ----
Interest expense (including
commitment fees) ..............   $(18,679,726)   $(13,001,850)   $(13,699,645)   $(75,599,277)
Forgiveness of interest expense     19,159,890            --              --        19,159,890
Impairment of PCS Licenses ....           --       (18,454,112)           --       (25,032,989)
                                  ------------    ------------    ------------    ------------

Net profit (loss) .............   $    480,164    $(31,455,962)   $(13,699,645)   $(81,472,376)
                                  ============    ============    ============    ============

Net profit (loss) allocated to    $  6,472,834    $ (9,375,529)   $   (136,996)   $(13,105,920)
general partner ...............     ==========    ============      ==========    =============

Net loss allocated to limited .   $ (5,992,670)   $(22,080,433)   $(13,562,649)   $(68,366,456)
partner .......................   ============    =============   =============   =============

Pro-forma basic and diluted
earnings (loss) per share
(Restated) ....................   $        .08    $      (5.13)   $      (2.24)           --
                                  ============    ============    ============
Weighted average shares used in
computation (Restated).........      6,126,373       6,126,373       6,126,373            --
                                  ============    ============    ============
See accompanying notes



                          Fortunet Communications, L.P.

                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

               Statement of Changes in Partners' Equity/(Deficit)

     For the period from July 27, 1995 (inception) through December 31, 2000

                              General Partners  Limited Partners Total Partners
                              equity/(deficit)  equity/(deficit) equity/(deficit)
                              ---------------- ----------------  ----------------
Capital contributions .......   $    350,000    $    348,603    $    698,603
  Net loss ..................         (4,605)       (455,894)       (460,499)
                                ------------    ------------    ------------
Balance at December 31, 1995         345,395        (107,291)        238,104
  Net loss ..................       (850,414)     (6,474,655)     (7,325,069)
                                ------------    ------------    ------------
Balance at December 31, 1996        (505,019)     (6,581,946)     (7,086,965)
  Net loss ..................     (9,211,211)    (19,800,154)    (29,011,365)
                                ------------    ------------    ------------
Balance at December 31, 1997      (9,716,230)    (26,382,100)    (36,098,330)
  Net profit (loss) .........      6,472,834      (5,992,670)        480,164
                                ------------    ------------    ------------
Balance at December 31, 1998      (3,243,396)    (32,374,770)    (35,618,166)
  Net Loss ..................     (9,375,529)    (22,080,433)    (31,455,962)
                                ------------    ------------    ------------
 Balance at December 31, 1999    (12,618,925)    (54,455,203)    (67,074,128)
  Net loss ..................       (136,996)    (13,562,649)    (13,699,645)
                                ------------    ------------    ------------
Balance at December 31, 2000    ($12,755,921)   ($68,017,852)   ($80,773,773)
                                ============    ============    ============

See accompanying notes.


                          Fortunet Communications, L.P.

                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

                            Statements of Cash Flows
                                                                                            July 27,1998
                                                                                            (inception) to
                                                      Year Ended December 31                 December 31,
                                                 1998          1999           2000              2000
                                                 ----          ----           ----              ----

Operating activities
Net profit (loss) .......................   $    480,164    $(31,455,962)   $(13,699,645)   $(81,472,376)
Net change in accrued interest and ......      3,437,852      13,001,850      13,699,645      58,774,587
commitment fees
Impairment of PCS licenses ..............           --        18,454,112            --        25,032,989
                                            ------------    ------------    ------------    ------------
Net cash provided by operating activities      3,918,016            --              --         2,335,200
                                            ------------    ------------    ------------    ------------

Investing activities ....................           --
Deposits with the FCC ...................           --              --              --        (4,200,000)
Purchase of PCS licenses ................       (164,798)           --              --        (4,698,398)
Other ...................................        (61,300)           (813)           --          (215,710)
                                            ------------    ------------    ------------    ------------
Net cash used in investing activities ...       (226,098)           (813)           --        (9,114,108)
                                            ------------    ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of)
Limited Partner loans ...................     (3,691,918)            813            --         6,080,305
Capital contributions ...................           --              --              --           698,603
                                            ------------    ------------    ------------    ------------
 Net cash (used in) provided by financing
  activities ............................     (3,691,918)            813            --         6,778,908
                                            ------------    ------------    ------------    ------------
Net change in cash ......................           --              --              --              --
Cash at beginning of period .............           --              --              --              --
                                            ------------    ------------    ------------    ------------

Cash at end of period ...................   $       --      $       --      $       --      $       --
                                            ============    ============    ============    ============

Fortunet Communications, L.P. (A Development Stage Enterprise and Predecessor to Sunshine PCS Corporation) Notes to Financial Statements December 31, 1999 and 2000

1. Accounting Policies

Restatement

This Amendment No. 1 on Form 10KSB/A is being filed to restate the Company's Financial Statements as of December 31, 1999 and 2000 and each of the three years in the period ended December 31, 2000 and for the period from July 27, 1995 (inception) to December 31, 2000, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001 between the company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to decrease the basic and diluted loss per share by $0.43 for the year ended December 31, 1999 and by $0.18 for the year ended December 31, 2000. In addition, under the column "Pro Forma (Unaudited) December 31, 2000," Additional paid-in capital was increased by $94,306 and Deficit accumulated during the development stage was increased by $94,306. From a disclosure perspective, Footnote 5, "Subsequent Event/Pro Forma Basis of Accounting (Unaudited)" was amended and Footnote 6, "Matters Occuring Subsequent to the Date of the Auditors Reports (Unaudited)" was added.

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

5. Subsequent Events/Pro Forma Basis of Accounting (Unaudited)

On February 14, 2001, Sunshine (a "C" Corporation), which was incorporated on July 13, 2000, succeeded, by merger, to the rights and obligations of Fortunet (the "Spin Off"). The merger is expected to be accounted for at historical cost as Fortunet and Sunshine are entities under common control. The common stock outstanding of Sunshine consists of 3,057,060 shares of Class A Common Stock which are entitled to one vote per share and 3,069,313 shares of Class B Common Stock which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock. As part of the reorganization, Lynch PCS Corporation A contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest, due in three month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances. In addition, Sunshine sold to Lynch for a total of $250,000, 10,000 shares of Preferred Stock with a total liquidation value of $10 million and Warrants to acquire 4.3 million shares of Class A
Common Stock at $.75 per share. The Preferred Stock and warrants will be recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch, and then Lynch distributed such shares to its shareholders.

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

Pro-forma earnings (loss) per share has been calculated assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B) have been outstanding from the beginning of the periods presented.

On February 1, 2001, Sunshine has also agreed with Lynch Interactive Corporation that if the holder of a convertible note of Lynch Interactive Corporation converts all or a portion of its note prior to December 10, 2004,

Sunshine  will issue:

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

As of February 22, 2001, Sunshine and Lynch agreed that the above Class A and Class B common shares would be issued currently and the warrants were eliminated. The Class A shares are being held in escrow by Lynch. The issuance of the additional Class A and Class B common shares was accounted for as dividend at the fair value of $94,306.

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including 130,000 shares issued to the non-employee Chief Executive Officer, of Class A common stock at $0.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer will be accounted for at fair value in accordance with the provisions of EITF 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of the awards are calculated using the Black Scholes Option Pricing Model (approximatley $325,000 at March 31, 2001), and will be recognized as expense over the three year vesting period of the option.

6.  Matters Occuring Subsequent to the Date of the
    Auditors Report (Unaudited)

As of May 1, 2001, the Company entered into an agreement with Graylink Wireless, Inc. (whose President will serve as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for service rendered in 2002.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options become exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which is expected to occur prior to September 17, 2001, and the remaining 50% will become exercisable on the occurance of certain defined events. All such options expire five years from the date of grant. Such options will also be accounted for in accordance with the provisions of EITF 96-18.



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

                            Sunshine PCS Corporation


                            By: /s/ Karen E. Johnson
                                    --------------------
                                    Karen E. Johnson
                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Sunshine PCS Corporation and in the capacities and on the dates indicated:

By: /s/ Karen E. Johnson            President (Chief Executive,
        --------------------        Principal Financial and
        Karen E. Johnson            Chief Accounting Officer)
                                    and Director              February 1, 2002

   /s/ David Ahl                    Director                  February 1, 2002
       -------------
       David Ahl

   /s/ Robert E. Dolan              Director                  February 1, 2002
       ---------------
       Robert E. Dolan