Form 10QSB/A
period 2001-03-31
SUNSHINE PCS CORP
filed 2002-02-01
CIK 1128735

FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-8234
                       --------

                            Sunshine PCS Corporation
                            ------------------------
       (Exact name of small business issuer as specified in its charter)

   Delaware                                                      13-4141279
   --------                                                      ----------
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

     Yes __X__   No ____

The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of January 22, 2002 were 3,057,060.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of March 31, 2001 and for the three month period then ended and the period from July 27, 1995 (inception) to March 31, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001, between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to increase the net loss by $13,358 for the three month period ended March 31, 2001 and the period from July 27, 1995 (inception) to March 31, 2001, and increase additional paid-in capital by $13,358 at March 31, 2001. Basic and diluted loss applicable to common shares decreased by $0.03 for the three month period ended March 31, 2001 and decreased by $1.13 for the period from to July 27, 1995 (inception) to March 31, 2001. From a disclosure perspective, Footnote 9, "Subsequent Event" was added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "Options," and Footnote 8, "Shareholder Equity" were amended.

Item 1.
Financial Statements.



                           Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)


Balance Sheets

                                                                             March 31, 2001     December 31, 2000
                                                                             --------------     -----------------
                                                                               (Restated)
                                                                               (Unaudited)             (Note)
Assets

Receivable from Affiliate ...................................................   $    250,000    $       --
PCS Licenses ................................................................      2,686,012       2,686,012
                                                                                ------------    ------------
Total Assets ................................................................   $  2,936,012    $  2,686,012
                                                                                ============    ============
Liabilities and partners'/stockholders' .....................................
 equity/(deficit)

Long-term debt:
  Accrued Liabilities .......................................................   $    178,989    $      --
  Loan from Limited Partner .................................................     16,131,117      83,459,785
  Subordinated Notes

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference per
share, 30,000 shares authorized 10,000 shares outstanding                            336,301           --

Partners'/stockholders'
equity/(deficit)

Common Stock, $0.0001 par value
  Class A shares authorized 20,000,000, 3,057,060 shares
    outstanding at March 31, 2001                                                       --             --
  Class B shares authorized 9,000,000, 3,069,313 shares
    outstanding at March 31, 2001                                                       --             --
Additional paid-in capital ..................................................     69,771,874           --
Deficit accumulated during the development stage ............................    (83,482,269)          --
General partner's deficit accumulated during the development
stage .......................................................................           --       (12,755,920)
Limited partner's deficit accumulated during the development
stage .......................................................................           --       (68,017,853)
                                                                                ------------    ------------
Total partners'/stockholders' deficit
  Accumulated during the development stage ..................................    (13,710,395)    (80,773,773)
                                                                                ------------    ------------
Total liabilities and
  partners'/stockholders' equity/(deficit) ..................................   $  2,936,012    $  2,686,012
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


                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)


                            Statements of Operations
                                   (Unaudited)
                                                                   July 27, 1995
                                   Three Months Ended March 31    (inception) to
                                                                       March 31,
                                     2001              2000               2001
                                     ----              ----               ----
                                  (Restated)                           (Restated)
Interest expense (including
commitment fees) ................   $ (1,815,928)   $ (3,408,400)   $(77,415,205)
Other expenses ..................        (13,358)           --           (13,358)
Forgiveness of interest expense .           --              --        19,159,890

Impairment of PCS Licenses ......           --              --       (25,032,989)
                                    ------------    ------------    ------------

Net loss ........................     (1,829,286)     (3,408,400)    (83,301,662)
Dividend requirement on preferred
stock ...........................        (86,301)           --           (86,301)
                                    ------------    ------------    ------------
Loss applicable to common shares    $ (1,915,587)   $ (3,408,400)   $(83,387,963)
                                    ============    ============    ============

Net loss allocated to general
partner .........................           --      $    (34,084)           --
                                    ============    ============    ============
Net loss allocated to limited
partner .........................           --      $ (3,374,316)           --
                                    ============    ============    ============
Basic and diluted loss applicable
to common shares ................   $      (0.31)   $      (0.56)   $     (13.61)
                                    ============    ============    ============
Weighted average shares used in
computation .....................      6,126,373       6,126,373       6,126,373
                                    ============    ============    ============

See accompanying notes



                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)


                            Statements of Cash Flows
                                   (Unaudited)

                                                                   July 27, 1995
                                                                  (inception) to
                                    Three Months Ended March 31,       March 31,
                                       2001            2000              2001
                                       ----            ----              ----
                                    (Restated)                        (Restated)

Operating activities
Net loss ........................   $ (1,829,286)   $ (3,408,400)   $(83,301,662)
Net change in accrued interest
and Commitment Fees .............      1,815,928       3,408,400      60,590,515
Impairment of PCS licenses ......           --              --        25,032,989
Compensation expense relating
  to executive's stock options ..         13,358            --            13,358
                                    ------------    ------------    ------------
Net cash provided by operating
activities ......................           --              --         2,335,200
                                    ------------    ------------    ------------
Investing activities
Deposits with the FCC ...........           --              --        (4,200,000)
Purchase of PCS licenses ........           --              --        (4,698,398)
Other ...........................           --              --          (215,710)
                                    ------------    ------------    ------------
Net cash used in investing
activities ......................           --              --        (9,114,108)
                                    ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of)
Limited Partner loans ...........           --              --         6,080,305
Capital contributions ...........           --              --           698,603
                                    ------------    ------------    ------------
Net cash provided by financing
activities ......................           --              --         6,778,908
                                    ------------    ------------    ------------
Net change in cash ..............           --              --              --
Cash at beginning of period .....           --              --              --
                                    ------------    ------------    ------------

Cash at end of period ...........   $       --      $       --      $       --
                                    ============    ============    ============
See accompanying notes

                            Sunshine PCS Corporation
                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

                          Notes to Financial Statements
                                    Restated
                                   (Unaudited)

                                 March 31, 2001

1. Accounting Policies

Restatement

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of March 31, 2001 and for the three month period then ended and the period from July 27, 1995 (inception) to March 31, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001 between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to increase the net loss by $13,358 for the three month period ended March 31, 2001 and the period from July 27, 1995 (inception) to March 31, 2001 and increase additional paid-in capital by $13,358 at March 31, 2001. Basic and diluted loss applicable to common shares decreased by $0.03 for the three month period ended March 31, 2001 and decreased by $1.13 for the period from July 27, 1995 (inception) to March 31, 2001. From a disclosure perspective, Footnote 9, "Management Services Agreement" was added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "options," and Footnote 8, "Shareholder Equity" were amended.

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

In addition, Sunshine sold to Lynch, for a total of $250,000, 10,000 shares of Preferred Stock with a total liquidation value of $10 million, and warrants to acquire 4.3 million shares of Class A Common Stock at $.75 per share. The Preferred Stock and warrants were recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch Interactive Corporation, its ultimate parent company which then distributed such shares to its shareholders. At March 31, 2001, purchase price of the Preferred Stock and warrants was recorded as a "Receivable from Affiliate" and the full amount was received by Sunshine on April 3, 2001.

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

Sunshine has not yet adopted (but it is in the process of developing) a business plan or determined how to finance its operations. Therefore, Sunshine has not yet determined whether to develop its PCS licenses on its own, enter into joint venture with its licenses, or sell some or all of its licenses, all of which the Company believes are alternative strategies.

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

6. Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. Warrants and options have been excluded from the computation of diluted loss per share for all periods because their issuance would have the effect of reducing the loss per share.


7. Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of the awards was calculated using the Black Scholes Option Pricing Model (approximately $325,000 at March 31, 2001), will be recognized as expense over the 3 year vesting period of the options.

8. Shareholders Equity

On February 1, 2001, Sunshine had also agreed with Lynch Interactive Corporation that if the holder of a convertible note of Lynch Interactive Corporation converts all or a portion of its note prior to December 10, 2004, Sunshine will issue

o to the holder, one share of our Class A common stock for each share of Lynch stock to be received by the holder, up to a maximum of 235,294 shares;

o to the holders of our Class B common stock, 1.0040 shares of additional Class B common stock for each share of Class A common stock issued to the holder; and

o to Lynch Interactive Corporation, warrants to purchase 1.9125 shares of our Class A common stock for each share of Class A common stock issued to the holder.

As of February 22, 2001, Sunshine and Lynch agreed that the above Class A and Class B common shares would be issued currently and the warrants were eliminated. The Class A shares are being held in escrow by Lynch. The issuance of the additional Class A and Class B common shares was accounted for as a dividend at the fair value of $94,306.

9.    Subsequent Event

As of May 1, 2001, the Company entered into an agreement with Graylink Wireless, Inc. (whose President will serve as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002.

In addition, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options become exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which is expected to occur prior to September 17, 2001, and the remaining 50% will become exercisable on the occurrence of certain defined events. All such options expire five years from the date of grant. Such options will also be accounted for in accordance with the provisions of EITF 96-18.


Item 2. Management's Discussion and Analysis or Plan of Operation.

We are a development stage company with no operations to date. Our ability to develop a profitable personal communications service business is subject to substantial risks enumerated under "Risk Factors". Moreover because we are a C-Block licensee, we must provide personal communications service to at least one-quarter of the population or make a showing of substantial service in the areas covered by each of our licenses by September 17, 2001, or risk losing them and/or the imposition of fines and sanctions. Presently, we do not have the funds to meet these build out requirements, forcing us to either borrow them, sell our licenses, or enter into a joint venture with someone who has the necessary funds. All of these options present various risks.

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

Because we have incurred losses since inception, have not yet adopted a business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet our build out requirements, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 and the period from July 27, 1995 (inception) to December 31, 2000, included in our Form 10-KSB/A, contains an explanatory paragraph as to our ability to continue as a going concern. A going concern opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in the report of independent auditors and have been disclosed in Note 1 to our financial statements.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through March 31, 2001, we had cumulative net losses of $83,301,662, resulting from net interest charges of $60,602,448, including commitment fees, and reserves aggregating $25,032,989 for impairment of our personal communications service licenses.

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

On April 3, 2001, we received $250,000 in cash from the sale of warrants and preferred (see paragraph below). The amount of our indebtedness at March 31, 2001 consisted of $16,131,117 in subordinated notes. The subordinated notes will mature in three month intervals from February 2004 to November 2005. Interest will be payable at the rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated debt. Any early payments of these notes will first be applied to the earliest maturing notes. In other words, there will be no distribution or "spread" of early payments to all outstanding notes. The subordinated debt must be redeemed upon a change in control of our Class A or Class B common stock. It also must be redeemed in whole or in part on the sale of one or more of our licenses for cash, or for non-cash consideration that is subsequently converted into or redeemed for cash, in an amount proportional to a fraction, the numerator of which is the number of persons covered by the licenses sold and the denominator of which is the number of persons covered by all of our licenses. We will determine the number of persons covered by our licenses by referring to the 1998 or the most recent estimates by the united States Census Bureau.

In the first quarter of 2001, we have issued to a subsidiary of Lynch Interactive Corporation warrants to purchase 4,300,000 shares of our Class A common stock at $.75 per share and preferred stock with a liquidation preference of $10.0 million for a total price of $250,000. This preferred stock is entitled to dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%. We have also issued Lynch Interactive Corporation Class A common stock.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
None

In  accordance  with  the  requirements  of  the  Exchange  Act,   Sunshine  PCS
Corporation caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        Sunshine PCS Corporation

                                        By: /s/ Karen E. Johnson
                                                Karen E. Johnson
                                                President
Date: January 31, 2002