Form 10QSB/A
period 2001-06-30
SUNSHINE PCS CORP
filed 2002-02-01
CIK 1128735

FORM 10-QSB/A
                                  -------------

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

(2)  has been subject to such filing requirements for the past 90 days.

         Yes   X       No
             ----         ----

The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of January 22, 2002 were 3,057,060.


Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of June 30, 2001 and for the three and six month periods then ended and the period from July 27, 1995 (inception) to June 30, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001, between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to increase the net loss by $50,053 for the six month period ended June 30, 2001 and for the period from July 27, 1995 (inception) to June 30, 2001, increase the net loss by $36,695 for the three month period ended June 30, 2001, increase the cost of capitalized equipment by $30,350 at June 30, 2001 and increase additional paid-in capital by $50,053 at June 30, 2001. Basic and diluted loss per common share remained the same for the three month period ended June 30, 2001, decreased by $0.02 for the six month period ended June 30, 2001, and decreased by $1.13 for the period from July 27, 1995 (inception) through June 30, 2001. From a disclosure perspective, Footnote 9, "Management Services Agreement" was added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "Options," and Footnote 8, "Shareholder Equity" were amended.

PART 1-FINANCIAL INFORMATION
 Item 1. Financial Statements

                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]
                                 Balance Sheets
                                                                                   December 31,
                                                                 June 30, 2001        2000
                                                                  (Restated)
                                                                --------------     -------------
 Assets                                                          (Unaudited)          (Note)

Current Assets
    Cash and cash equivalents ................................   $    236,206    $       --

Equipment at Cost ............................................        225,350            --
PCS Licenses .................................................      2,686,012       2,686,012
                                                                 ------------    ------------
        Total Assets .........................................   $  3,147,568    $  2,686,012
                                                                 ============    ============

Liabilities and partners'/stockholders' equity (deficit)

    Accrued Liabilities ......................................   $    771,035    $       --
    Loan from Limited Partner ................................           --        83,459,785
    Subordinated Notes .......................................     16,131,117            --

Preferred Stock, $1.00 par value per share,
$1,0000 liquidation Preference per
share, 30,000 shares authorized 10,000 shares outstanding
                                                                      510,822            --

Partners'/stockholders' equity/(deficit)

Common Stock, $0.0001 par value

    Class A: Authorized shares-20,000,000
    3,057,060 shares outstanding at June 30, 2001                        --              --
    Class B: Authorized shares-9,000,000
    3,069,313 shares outstanding at June 30,2001                         --              --

Additional paid-in capital ...................................     69,808,569            --
Deficit accumulated during the development stage .............    (84,073,975)           --
General partner's deficit accumulated
 during the development stage ................................           --       (12,755,921)

Limited partner's deficit accumulated
  during the development state ...............................           --       (68,017,852)
                                                                 ------------    ------------

Total partners'/stockholders' deficit accumulated during the
development stage ............................................    (14,265,406)    (80,773,773)
                                                                 ------------    ------------

Total liabilities and partners'/stockholders' equity/(deficit)   $  3,147,568    $  2,686,012
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

                                                       Sunshine PCS Corporation
                                                   [A Development Stage Enterprise,
                                                Formerly Fortunet Communications, L.P.]

                                                       Statements of Operations
                                                              (Unaudited)

                                                                                              July 27, 1995
                                         Three Months Ended           Six Months Ended        (inception) to
                                              June 30,                     June 30,              June 30,
                                         2001            2000        2001          2000           2001
                                       (Restated)                 (Restated)                   (Restated)
                                         ----            ----        ----          ----           ----
Interest Income .....................   $   2,706   $      --     $     2,706   $      --     $      2,706
Interest Expense (including
  commitment fees) ..................    (361,956)   (3,408,400)   (2,177,884)   (6,816,800)   (77,777,161)
Other Expenses ......................     (57,935)         --         (71,293)         --          (71,293)
Forgiveness of interest expense .....        --            --            --            --       19,159,890
Impairment of PCS Licenses ..........        --            --            --            --      (25,032,989)
                                        ---------   -----------   -----------   -----------   ------------
Net loss ............................    (417,185)   (3,408,400)   (2,246,471)   (6,816,800)   (83,718,847)

Dividend requirement on preferred
  stock .............................    (174,521)         --        (260,822)         --         (260,822)
                                        ---------   -----------   -----------   -----------   ------------
Loss applicable to common shares ....   $(591,706)  $(3,408,400)  $(2,507,293)  $(6,816,800)  $(83,979,669)
                                        =========   ===========   ===========   ===========   ============


Net loss allocated to general partner        --     $   (34,084)         --     $   (68,168)          --
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to limited partner        --     $(3,374,316)         --     $(6,748,632)          --
                                        =========   ===========   ===========   ===========   ============

Basic and diluted loss
   per common share .................   $   (0.10)  $     (0.56)  $     (0.41)  $     (1.11)  $     (13.71)
                                        =========   ===========   ===========   ===========   ============

Weighted average shares used in
  computation .......................   6,126,373     6,126,373     6,126,373     6,126,373      6,126,373
                                        =========   ===========   ===========   ===========   ============


See accompanying notes.



                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]

                             Statement of Cash Flows
                                    (Unaudited)
                                                                                          July 27, 1995
                                                                                           (inception)
                                                           Six Months Ended June 30,       to June 30,
                                                              2001           2000             2001
                                                            (Restated)                     (Restated)
                                                          -------------- -------------- ----------------
Operating activities
Net loss ..............................................   $ (2,246,471)   $ (6,816,800)   $(83,718,847)
Net change in accrued interest and commitment fees ....      2,177,884       6,816,800      60,952,471
Net change in accrued liabilities .....................          4,740            --             4,740
Impairment of PCS licenses ............................           --              --        25,032,989
Compensation expense relating to executive's
  stock options........................................         50,053            --            50,053
                                                          ------------    ------------    ------------

Net cash provided by (used in) operating activities ...        (13,794)           --         2,321,406
                                                          ------------    ------------    ------------

Investing activities
Deposits with the FCC .................................           --              --        (4,200,000)
Purchase of PCS licenses ..............................           --              --        (4,698,398)
Other .................................................           --              --          (215,710)
                                                          ------------    ------------    ------------

Net cash used in investing activities .................           --              --        (9,114,108)
                                                          ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of) Limited Partner loans           --              --         6,080,305
Capital contribution ..................................           --              --           698,603
Sale of preferred stock and warrants ..................        250,000            --           250,000
                                                          ------------    ------------    ------------

Net cash provided by financing activities .............        250,000            --         7,028,908
                                                          ------------    ------------    ------------

Net change in cash ....................................        236,206            --           236,206

Cash at beginning of period ...........................           --              --              --
                                                          ------------    ------------    ------------

Cash at end of period .................................   $    236,206    $       --      $    236,206
                                                          ============    ============    ============

See accompanying notes.

                          Fortunet Communications, L.P.
                       (A Development Stage Enterprise and
                    Predecessor to Sunshine PCS Corporation)

                          Notes to Financial Statements
                                   (Restated)
                                  June 30, 2001


1.       Accounting Policies

Restatement

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of June 30, 2001 and for the three and six month periods then ended and the period from July 27, 1995 (inception) to June 30, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001, between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, and (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock.

The effects of this restatement were to increase the net loss by $50,053 for the six month period ended June 30, 2001 and the period from July 27, 1995 (inception) to June 30, 2001, increase the net loss by $36,695 for the three month period ended June 30, 2001, increase the cost of capitalized equipment by $30,350 at June 30, 2001, and increase additional paid-in capital by $50,053 at June 30, 2001. Basic and diluted loss per common share remained the same for the three month period ended June 30, 2001, decreased by $0.02 for the six month period ended June 30, 2001, and decreased by $1.13 for the period from July 27, 1995 (inception) through June 30, 2001. From a disclosure perspective, Footnote 9, "Management Services Agreement" was added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "Options," and Footnote 8, "Shareholder Equity" were amended.

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

The common stock outstanding of Sunshine consists of 3,057,060 shares of Class A Common Stock which are entitled to one vote per share and 3,069,313 shares of Class B ,Common Stock which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock.

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

6.       Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. Warrants and options have been excluded from the computation of diluted loss per share for all periods because their issuance would have the effect of reducing the loss] per share.

7.       Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including 130,000 shares issued the non-employee Chief Executive Officer of the Company, of Class A Common Stock at $.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at the fair market value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods and Services." The fair value of such awards was calculated using the Black-Scholes Option Pricing Model (approximately $403,000 at June 30, 2001), and will be recognized as expense over the three year vesting period of the options.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options become exercisable on Sunshine meeting its first FCC mandated build out requirement, which is expected to occur by September 17, 2001, and the remaining 50% will become exercisable on the occurance of certain defined events. All such options expire five years from the date of grant. Such options will also be accounted for in accordance with the provision of EITF-96-18.

8.       Shareholders Equity

On February 1, 2001, Sunshine has also agreed with Lynch that if the holder of a convertible note of Lynch converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

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

As of February 22, 2001, Sunshine and Lynch agreed that the above Class A and Class B common stock would be issued currently and the warrants were eliminated. The Class A are being held in escrow by Lynch. The issuance of the additional Class A and Class B common shares were accounted for as a dividend at the fair value of $94,306.

9.       Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Graylink Wireless, Inc. (whose President serves as Chief Operating Officer of the Company )to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002. As of June 30, 2001, $30,350 was accrued under this agreement, all of which was capitalized as equipment as these costs are directly attributed to the construction of the equipment.

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

We are a development stage company with no operating history. Through June 30, 2001, we had no revenues, cumulative net losses applicable to common shares of $83,979,667, and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make developing our licenses profitable. The likelihood of our future success is therefore highly uncertain.

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern. This opinion could prevent us from obtaining new financing on reasonable terms or at all.

Because we have incurred losses since inception, have not yet adopted our ultimate business plan, determined how to finance our operations, and may forfeit our licenses or be subject to the imposition of fines and sanctions if we do not meet certain build out requirements by September 17, 2001, the report of Ernst & Young LLP, our independent auditors, included our Form 10-KSB/A with respect to our financial statements as of December 31, 1999 and 2000 and for the three years ended December 31, 2000, and the period from July 27, 1995 (inception) to September 30, 2000, contains an explanatory paragraph as to our inability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

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


Date: February 1, 2002