Form 10QSB/A
period 2001-09-30
SUNSHINE PCS CORP
filed 2002-02-01
CIK 1128735

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

The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of January 22, 2002, were 3,057,060.


Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of September 30, 2001 and for the three and nine month periods then ended and the period from July 27, 1995 (inception) to September 30, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001, between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock and (4) to disclose the fact that the Company entered into new lease arrangements.

The effects of this restatement were to increase the net loss by $80,390 for the nine month period ended September 30, 2001 and the period from July 27, 1995 (inception) to September 30, 2001, increase the net loss by $30,337 for the three month period ended September 30, 2001, increase the cost of capitalized equipment by $399,745 at September 30, 2001, increase additional paid-in capital by $402,460 at September 30, 2001 and increase accrued liabilities by $77,675 at September 30, 2001. Basic and diluted loss per share was the same for the three months period ended September 30, 2001, decreased by $0.03 for the nine month period ended September 30, 2001 and decreased by $1.13 for the period from July 27, 1995 (inception) through September 30, 2001. From a disclosure perspective, Footnote 9, "Management Services Agreement" and Footnote 10, "Lease Commitment" were added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "Options," and Footnote 8, "Shareholder Equity" were amended.

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                            Sunshine PCS Corporation
                        [A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.]
                                 Balance Sheets
                                                             September 30,     December 31,
                                                                 2001
                                                              (Restated)           2000
                                                             -------------     -------------
Assets                                                        (Unaudited)         (Note)

Current Assets
Cash and cash equivalents ..................................   $    216,162    $       --

Equipment ..................................................      1,002,684            --
PCS Licenses ...............................................      2,686,012       2,686,012
Other Assets ...............................................          2,425            --
                                                               ------------    ------------
        Total Assets .......................................   $  3,907,283    $  2,686,012
                                                               ============    ============

Liabilities and partners'/stockholders'
  equity (deficit)
    Accrued liabilities ....................................   $    701,532    $       --
    Loan from Limited Partner ..............................           --        83,459,785
    Subordinated notes .....................................     17,037,995            --

Preferred Stock, $1.00 par value per share,
 $1,000 liquidation preference per share,
  30,000 shares authorized 10,000
  shares outstanding .......................................        687,260            --

Partners'/stockholders' equity/(deficit)
Common Stock, $0.0001 par value

    Class A: Authorized shares-20,000,000
    3,057,060 shares outstanding at September 30, 2001 .....           --              --
    Class B: Authorized shares-9,000,000
    3,069,313 shares outstanding at September 30, 2001 .....           --              --

Additional paid-in capital .................................     70,160,976            --
Deficit accumulated during the development stage ...........    (84,680,480)           --
General partner's deficit accumulated during
  the development stage ....................................           --       (12,755,921)

Limited partner's deficit accumulated
  during the development stage .............................           --       (68,017,852)
                                                               ------------    ------------
Total partners'/stockholders' deficit accumulated during the
development stage ..........................................    (14,519,504)    (80,773,773)
                                                               ------------    ------------

Total liabilities and partners'/stockholders' deficit ......   $  3,907,283    $  2,686,012
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



                            Sunshine PCS Corporation
                        [A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.]

                            Statements of Operations
                                   (Unaudited)

                                                                                               July 27, 1995
                                           Three Months Ended         Nine Months Ended         (inception) to
                                              September 30,             September 30,           September 30,
                                           2001         2000          2001        2000             2001
                                        (Restated)                 (Restated)                    (Restated)
                                           ----         ----          ----        ----             ----


Interest income .....................   $   1,946   $      --     $     4,653   $      --     $      4,653
Interest expense (including
  commitment fees) ..................    (365,933)   (3,408,400)   (2,543,817)  (10,225,200)   (78,143,094)
Other expenses ......................     (66,081)         --        (137,374)         --         (137,374)
Forgiveness of interest expense .....        --            --            --            --       19,159,890
Impairment of PCS Licenses ..........        --            --            --            --      (25,032,989)
                                        ---------   -----------   -----------   -----------   ------------
Net loss ............................    (430,068)   (3,408,400)   (2,676,538)  (10,225,200)   (84,148,914)

Dividend requirement on preferred
  Stock .............................    (176,438)         --        (437,260)         --         (437,260)
                                        ---------   -----------   -----------   -----------   ------------
Loss applicable to common shares ....   $(606,506)  $(3,408,400)  $(3,113,798) $(10,225,200)  $(84,586,174)
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to general partner        --        $(34,084)         --       $(102,252)          --
                                        =========   ===========   ===========   ===========   ============

Net loss allocated to limited partner        --     $(3,374,316)         --    $(10,122,948)          --
                                        =========   ===========   ===========   ===========   ============
Basic and diluted loss per common
  share .............................   $   (0.10)  $     (0.56)  $     (0.51)  $     (1.67)  $     (13.81)
                                        =========   ===========   ===========   ===========   ============
Weighted average shares used in
  Computation .......................   6,126,373     6,126,373     6,126,373     6,126,373      6,126,373
                                        =========   ===========   ===========   ===========   ============


                             See accompanying notes.



                            Sunshine PCS Corporation
                        [A Development State Enterprise,
                     formerly Fortunet Communications, L.P.]

                             Statement of Cash Flows
                                   (Unaudited)

                                                                                           July 27, 1995
                                                                 Nine Months Ended          (inception)
                                                                   September 30,          to September 30,
                                                               2001            2000            2001
                                                            (Restated)                       (Restated)
                                                           -------------- --------------- ----------------
Operating activities
Net loss ..............................................   $ (2,676,538)   $(10,225,200)   $(84,148,914)
Net change in accrued interest and commitment fees ....      2,543,817      10,225,200      61,318,404
Net change in accrued liabilities .....................        701,532            --           701,532
Net change in other assets ............................         (2,425)           --            (2,425)
Impairment of PCS licenses ............................           --              --        25,032,989
Compensation expense relating to executive's
  stock options .......................................         64,958            --            64,958
                                                          ------------    ------------    ------------
Net cash provided by operating activities .............        631,344            --         2,966,544
                                                          ------------    ------------    ------------

Investing activities
Deposits with the FCC .................................           --              --        (4,200,000)
Purchase of PCS licenses ..............................           --              --        (4,698,398)
Capital expenditures ..................................       (665,182)           --          (665,182)
Other .................................................           --              --          (215,710)
                                                          ------------    ------------    ------------
Net cash used in investing activities .................       (665,182)           --        (9,779,290)
                                                          ------------    ------------    ------------
Financing activities
Net proceeds from (repayments of) Limited Partner loans           --              --         6,080,305
Sale of preferred stock and warrants ..................        250,000            --           948,603
                                                          ------------    ------------    ------------
Net cash provided by financing activities .............        250,000            --         7,028,908
                                                          ------------    ------------    ------------
Net change in cash ....................................        216,162            --           216,162

Cash at beginning of period ...........................           --              --              --
                                                          ------------    ------------    ------------

Cash at end of period .................................   $    216,162    $       --      $    216,162
                                                          ============    ============    ============

See accompanying notes.

                            Sunshine PCS Corporation
                       (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                          Notes to Financial Statements
                                    Restated
                              September 30, 2001


1.       Accounting Policies

Basis of Accounting

This Amendment No. 1 on Form 10-QSB/A is being filed to restate the Company's Financial Statements as of September 30, 2001 and for the three and nine month periods then ended and the period from July 27, 1995 (inception) to September 30, 2001, to properly reflect the following: (1) the Management Services Agreement entered into as of May 1, 2001, between the Company and Graylink Wireless, Inc., (2) the Stock Options granted to the Company's Chief Executive Officer and Chief Operating Officer, (3) the agreement between the Company and Lynch Interactive Corporation regarding the issuance of shares to the holder of Lynch Interactive's convertible note and the holders of the Company's Class B common stock and (4) to disclose the fact that the Company entered into new lease arrangements.

The effects of this restatement were to increase the net loss by $80,390 for the nine month period ended September 30, 2001 and the period from July 27, 1995 (inception) to September 30, 2001, increase the net loss by $30,337 for the three month period ended September 30, 2001, increase the cost of capitalized equipment by $399,745 at September 30, 2001, increase additional paid-in capital by $402,460 at September 30, 2001 and increase accrued liabilities by $77,675 at September 30, 2001. Basic and diluted loss per share was the same for the three months period ended September 30, 2001, decreased by $0.03 for the nine month period ended September 30, 2001 and decreased by $1.13 for the period from July 27, 1995 (inception) through September 30, 2001. From a disclosure perspective, Footnote 9, "Management Services Agreement" and Footnote 10, "Lease Commitment" were added and the disclosures in Footnote 6, "Loss Per Share," Footnote 7, "Options," and Footnote 8, "Shareholder Equity" were amended.

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

The common stock outstanding of Sunshine consists of 3,057,060 shares of Class A Common Stock, which are entitled to one vote per share, and 3,069,313 shares of Class B Common Stock, which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock.

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

Under FCC regulations, Sunshine was required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Sunshine has implemented a system to provide service to its three licensed areas and preserve our licenses. Further build out is required in order to establish a viable business plan. Currently, we have accrued approximately $600,000 to fund the construction of these facilities. The Company is in the process of raising financing to fund this liability and to fund operations and other expenditures. On November 13, 2001, Sunshine announced a planned rights offering to raise equity capital.

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

Equipment

Equipment  is  recorded  at  cost  2001  and  will  be  depreciated   using  the
straight-line method based upon estimated useful lives of five to ten years.

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

7.       Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at the fair market value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards was calculated using the Black-Scholes Option Pricing Model (approximately $312,000 at September 30, 2001), will be recognized as expense over the three year vesting period of the options.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options became exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which occured August 31, 2001, and the remaining 50% will become exercisable on the occurance of certain defined events. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August at $337,502, using the Black Schules Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment.

8.       Shareholders Equity

On February 1, 2001, Sunshine agreed with Lynch that if the holder of a convertible note of Lynch converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

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

9.       Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Graylink Wireless, Inc. (whose President serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002. As of September 30, 2001, $77,675 was accrued under this agreement, $62,243 of which was capitalized as equipment as these costs are directly attributed to construction of the equipment.

10.     Lease Commitment

The Company has entered into leases covering antenna space on four towers. The leases call for monthly payments totaling $8,583 per month. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five years is as follows:
2002-$104,772, 2003-$108,940, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

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

Because we have incurred losses since inception and have not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of and for the year ended December 31, 2000, contains an explanatory paragraph as to our ability to continue as a going concern. A going concern opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements at December 31, 2000, that were included in our Form 10-KSB that was filed with the Securities and Exchange Commission.

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through September 30, 2001, we had cumulative net losses applicable to common shares of $84,586,174, resulting from principally net interest charges of $58,922,204, including commitment fees, and reserves aggregating $25,032,989 for impairment of our personal communications service licenses.

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

We will have cash of approximately $1,400,000 following the rights offering, assuming it is fully subscribed. While this money will pay our current liabilities and allow us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that would cost between $20 and $50 million to fully build out our licenses.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our licenses is sold for cash, we are obligated to use any such proceeds to redeem our subordinated debt, in the principal amount of approximately $16.1 million. If there are any proceeds remaining following this debt redemption, we are also obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell the licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our personal communications service licenses discussed below, along with any risks associated with other operations of our joint venturer purchaser.

Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence commercial operations, we would need to raise over $20 to $50 million. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

In September 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. We have not yet completed our analysis on how the new rules relating to amortization and impairment will affect our accounting for goodwill and other assets, for which implementation is required beginning January 2, 2002.

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

Date: February 1, 2002