Form 10KSB
period 2001-12-31
SUNSHINE PCS CORP
filed 2002-04-01
CIK 1128735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [X]         Annual Report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

  [ ]         Transition Report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                        Commission File Number 333-50948

                            SUNSHINE PCS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-4141279
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                              359 West 11th Street
                                    Suite 7B
                            New York, New York 10014
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (646) 335-1718

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

            Check whether the issuer (1) filed all reports  required to be filed by  Section  13 or 15(d)  of the  Securities  Exchange  Act of 1934  during  the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    /X/

            The issuer's  revenues  for the fiscal year ended  December 31, 2001 was $0.

            As of December 31, 2001, the aggregate market value of the Company's voting and  nonvoting  common equity held by  non-affiliates  of the Company was approximately  US$2,800,000,  which  value,  solely  for  the  purposes  of this calculation,  excludes  shares held by the Company's  officers,  directors,  and their  affiliates.  Such exclusion  should not be deemed a  determination  or an admission by the issuer that all such  individuals  are, in fact,  affiliates of the issuer.

            The number of shares of the Registrant's Class A common Stock issued and outstanding as of March 25, 2002 was 3,057,060.

                            SUNSHINE PCS CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Item 5.        Market For Company's Common Equity and
               Related Stockholder Matters..................................18

Item 6.        Management's Discussion and Analysis of
               Financial Condition and Plan of Operation....................18

Item 7.        Financial Statements and Supplementary Data..................21

Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......................21

Item 9.        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act..........................................21

Item 10.       Executive Compensation.......................................22

Item 11.       Security Ownership of Certain Beneficial Owners
               and Management...............................................22

Item 12.       Certain Relationships and Related Transactions...............24

Item 13.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..........................................25

Index to Financial Statements..............................................F-1

                                     PART I

Item 1.     Business

            We were  incorporated  in July 2000,  as the  successor  to Fortunet
Communications,  L.P.  We  currently  hold three  licenses,  which  grant us the non-exclusive right to provide personal communications services to approximately
960,000  people in the  Florida  cities of  Tallahassee,  Panama City and Ocala.
Personal   communications   service  is  a  phrase  that  describes  a  wireless
telecommunications  service that utilizes a portion of radio  spectrum from 1850 to 1990 megahertz, and each of our licenses allows us to offer wireless services across 15 megahertz of this spectrum in the above referenced cities.

            On August 31,  2001,  we met the Federal  Communications  Commission
requirement  that we provide  service  coverage to at least  one-quarter  of the population in our licensed  areas.  However,  we presently do not have the funds
necessary  to  fully  build  out  a  system  necessary  to  provide   commercial
operations,  which we estimate to cost between $20 and $50 million.  We may seek to raise the  funds  necessary  to fully  build  out our  system  through a debt financing,  a public or private  equity  offering,  or by entering  into a joint venture.  Alternatively,  rather than trying to develop these  licenses,  we may seek to sell them. We are a development stage company with no operating history.
We have not yet adopted a business plan or settled on a business strategy.

            We are the successor to Fortunet  Communications,  L.P.,  itself the successor  to five  partnerships  that were  awarded 31 personal  communications service licenses in the Federal Communication Commission's 1996 C-Block auction.
Following this auction, Fortunet Communications,  L.P. was unable to service the debt its predecessors had incurred to acquire these licenses, forcing it to seek relief from the Federal Communications Commission, return 28 of its licenses and surrender  15 megahertz of its three  remaining  30 megahertz  licenses.  As the
Federal   Communications   Commission's   proposed  relief   required   Fortunet
Communications,   L.P.  to  surrender   30%  of  its  down   payment,   Fortunet
Communications,  L.P.  established  a reserve of $6.6  million  to  reflect  the impairment  in the value of its  licenses.  In the quarter ended March 31, 1999,
Fortunet Communications, L.P. recorded an additional reserve of $18.5 million to further write down its investment in the licenses.

            The  following  table   identifies  our  predecessor   entities  and
illustrates how our licenses have been held:

         1995                         1997                          2001
         ----                         ----                          ----

       Aer Force
Communications, L.P.

 Fortunet Wireless
Communications, L.P.

    High County                    Fortunet
Communications, L.P.          Communications, L.P.          Sunshine PCS Corporation

New England Wireless
Communications, L.P.

Southeast Wireless
Communications, L.P.

Growing Demand for Wireless Services

            Demand for wireless  communications  has grown rapidly over the past decade. According to the 2001 Cellular Telecommunications Industry Association's
Wireless  Industry  Survey the number of wireless  telephone  subscribers in the
United  States  grew from 97 million  in June 2000 to 118  million in June 2001, representing a national  wireless  penetration rate of 42%. We believe that this growth will continue as service costs  decline,  more services are offered,  and awareness of the productivity increases.

Limitations of Cellular Telephone Industry and the Personal Communications
Services Solution

            As the demand for wireless  communications  services  increases,  we believe that  personal  communications  service will gain an  increasing  market share over cellular  competitors.  Despite  their  widespread  availability  and growth to date,  analog cellular  services have several  limitations,  including inconsistent service quality, lack of privacy,  limited capacity, and currently,
the  inability  to  transfer  data  without  a  modem.  In  contrast,   personal
communications  service  networks use digital  technology,  which offers greater call privacy, single number service, more robust data transmission features, and the ability to include enhanced capabilities, such as advanced calling features, data  transmissions  to and from  portable  computers,  and short  messaging and facsimile services without the need for a modem.

            Cellular  providers,  however, do have some advantages over personal communications  service networks.  For instance,  cellular  competitors have had many years of lead time in offering  wireless  communications  services,  use 25 megahertz of spectrum compared to our 15 megahertz,  enabling them to offer more services than we.  Personal communications  service networks may require the use of more towers than cellular providers to deliver services,  resulting in higher developmental costs for our networks.

Competition

            The  wireless  communications  market in the  United  States is very competitive  and is  expected  to become  even more so in the  future.  Cellular operators and other wireless service providers are already  exploiting  existing wireless  technology  and have  established  and  continue  to augment  wireless telecommunications networks that will directly compete with many of the services that would be offered by us. Additionally, other personal communications service operators are expected to compete in our markets.  If we build out our networks, our success will depend  largely  upon our ability to satisfy the mass  consumer and  business  markets,  which we  believe  have not been  adequately  served by existing cellular service operators.  If we develop our licenses,  we would have to compete with cellular and other personal  communications service operators on
the  basis  of  affordable   pricing,   predictable  monthly  bills,  and  voice
transmission quality.  Even though we expect demand for personal  communications service  to  increase,  in  the  near  future  we  expect  to  face  significant competition from a number of wireless  providers  including  incumbent  cellular companies,  other personal  communications  service providers,  and both new and undeveloped technologies.

            Cellular Operators.  If we commence commercial  operations using our licenses,  we would have to compete with established  cellular telephone service operators in the markets we intend to enter.  Principal  wireless  communication providers  in our markets are the  Cellular One Group,  Cingular  Wireless  LLC,
Nextel Communications Inc., United States Cellular Corporation, Verizon Wireless
Inc. and  VoiceStream  Wireless Corp. In addition,  the  introduction of digital transmission  technologies to supplant  traditional  analog cellular  systems is increasing  the capacity  and quality of existing  cellular  telephone  systems.
Cellular licensees have also acquired personal  communications  service spectrum in the D and E-Blocks,  providing them with greater  capacity and the ability to offer more advanced  services in their markets.  However,  we believe that upgrading  from analog to digital is expensive,  and that it will likely be
several  years  before   cellular   networks  are  fully  converted  to  digital
technology.  Thus,  we believe  that by  providing  low-priced  services and new wireless features on our digital networks, we would be competitive with cellular operators.

            Other Personal  Communications Service Operators.  If we develop our
licenses,   we  would  compete  with  A,  B,  C,  D,  E,  and  F-Block  personal communications service licensees, many of whom are cellular-affiliated companies that can  utilize  personal  communications  service  spectrum in new markets to expand their national or regional coverage.  Principal  licensees in our markets are Powertel Ltd., Ariel Co., PCS PrimCo,  ABC Wireless,  LLC,  BellSouth Corp.,
Sprint PCS Corp., Mercury  Communications,  Inc. and NextWave Telecom Inc. These
competitors  have all had substantial  lead-time to develop their networks,  and some of these  parties,  particularly  the A, B, D and E-Block  licensees,  have significantly greater financial,  technical,  marketing and other resources than
we.  Although  the D, E and F-Block  licenses  are for only 10  megahertz  each, entities can,  subject to the Federal  Communication  Commission's  spectrum cap rules  limiting  entities  to  45  megahertz  of  cellular,  broadband  personal communications  service  spectrum (55 megahertz in certain  rural  markets) in a given market, acquire 10 megahertz licenses and consolidate them so as to design
20 or 30 megahertz systems which have more capacity than ours.

            Other  Competition.  As a result of advances in digital  technology, some service  providers have begun to design and deploy digital mobile  networks that may be  competitive  with us.  While it is  presently  unclear  whether the quality and capacity of these networks will be able to compete  effectively with cellular and personal  communications  service networks,  Nextel  Communications
Inc. has begun  successfully  offering a competitive  wireless  service based on this technology.

            In addition, the Federal Communications  Commission's general policy in recent years has been to promote wireless telecommunications competition. For example, among other actions, the Federal Communications Commission has

o     authorized the use of new bands of spectrum for the provision of fixed and mobile communications services;

o     created  rules and  assigned  licenses to permit  wireless  communications service  providers  to  provide  a broad  range of  fixed,  mobile,  radio location and satellite broadcasting services;

o     created   rules  and  assigned   licenses  to  permit   local   multipoint
      distribution  service  providers  to provide  fixed and  mobile  broadband services; and

o     authorized  "wireless  cable"  providers to use their  spectrum to provide two-way broadband wireless services.

            The Federal Communications Commission is expected to continue making new spectrum available, and to allow for existing spectrum to be developed, in a fashion that will continue to expand competition in the wireless marketplace.

Recent Developments

            On January 18, 2002, our Board of Directors  authorized the issuance of  options  for  50,000  shares  of  Class A common  stock to a third  party in connection  with the  construction  of equipment  relating to our licenses.  The exercise price of the options is $2.50 per share.

            On February  26, 2002 we  commenced a rights  offering  (the "Rights
Offering"),  pursuant  to which  each  holder  of our Class A and Class B common stock,  as of February 19, 2002, was granted one right for each share of Class A or Class B common  stock held on  February  19,  2002.  Every  four such  rights entitle the holder thereof to purchase one share of our Class A common stock for
$1.00. An aggregate  6,126,373  rights,  exercisable to purchase an aggregate of
1,531,593  shares of Class A Common Stock have been  distributed  in  connection with the Rights Offering. The Rights Offering, which was originally scheduled to terminate on April 5, 2002, has been extended for 30 days.

Government Regulation

            As a recipient of licenses acquired through the C-Block Auction, our ownership  structure  and  operations  are and will be  subject  to  substantial
Federal Communications Commission regulation.

            Federal Communications  Commission Authority. The Communications Act
of 1934, as amended, grants the Federal Communications  Commission the authority
to  regulate  the  licensing  and  operation  of  all   non-federal   government
radio-based   services  in  the  United   States.   The  scope  of  the  Federal
Communications Commission's authority includes:

o     allocating radio frequencies, or spectrum, for specific services,

o     establishing  qualifications  for applicants  seeking authority to operate such services, including personal communications service applicants,

o     approving initial licenses,  modifications thereto,  license renewals, and the transfer or assignment of such licenses,

o     creating and  enforcing  rules and policies  that govern the  operation of spectrum licenses,

o     the   technical   operation   of   wireless   services,    interconnection
      responsibilities  between and among personal communications service, other wireless services such as cellular, and landline carriers, and

o     imposing  fines and  forfeitures  for any  violations  of those  rules and regulations.

Under  its broad  oversight  authority  with  respect  to  market  entry and the promotion  of a  competitive  marketplace  for wireless  providers,  the Federal
Communications   Commission   regularly  conducts  rulemaking  and  adjudicatory
proceedings  to determine and enforce rules and policies  potentially  affecting broadband  personal  communications  service  operations.  These proceedings may affect us as a personal communications service licensee.

            Build Out Requirements. Each of our licenses is subject to a Federal
Communications  Commission requirement that we construct personal communications service networks that provide  adequate  service to at least  one-quarter of the population in the related  personal  communications  service  market,  or make a showing of  substantial  service in a licensed  area,  within  five years of the license grant date. As our licenses were granted to us on September 17, 1996, we were  required to satisfy this build out  requirement  by September 17, 2001. We have met this  build  out  requirement,  and have so  certified  to the  Federal
Communications  Commission.  In  general,  any  failure to comply  with  Federal
Communications  Commission build out requirements  could cause the revocation of our licenses and/or the imposition of fines or other sanctions.

            Commercial Mobile Radio Service Spectrum  Ownership Limit. Under the
Federal  Communications  Commission's  current rules affecting commercial mobile
radio  services,   including  personal   communications   service  and  cellular
licensees, no entity may hold attributable  interests,  generally 20% or more of the equity of, or an  officer  or  director  position  with,  the  licensee,  in licenses for more than 55 megahertz of personal communications service spectrum,
cellular  and  certain   specialized   mobile  radio  services  where  there  is
significant  overlap.   Passive  investors  may  hold  up  to  a  40%  interest.
Significant  overlap  will  occur  when at least  10% of the  population  of the personal  communications  service  licenses  service area is within the cellular and/or  specialized  mobile radio service areas(s).  The Federal  Communications
Commission  has  declared  that the spectrum  cap will be  eliminated  effective
January 1, 2003. Until the Federal  Communications  Commission does so, however,
our  ability  to  raise  capital  from  entities  with  attributable   broadband
commercial mobile radio service interests in certain  geographic areas is likely to be limited by this restriction.

            Other Federal Communications  Commission  Requirements.  The Federal
Communications   Commission  has  a  number  of  rules,   policies  and  ongoing
proceedings that affect us as a personal  communications  service licensee,  and that are  likely to affect us as we  continue  to build out our  licenses.  Such requirements include:

o     a series of compliance  deadlines to ensure that  commercial  mobile radio service providers have implemented  enhanced emergency 911 capabilities in their networks or handsets;

o     rules,   that  expire  on  November  24,  2002,  that  prohibit   personal
      communications service providers from unreasonably  restricting the resale of their services;

o     rules that  require most  commercial  mobile  radio  service  providers to program their networks such that  customers can change  service  providers without changing telephone numbers, referred to as number portability;

o     rules that require personal communications service providers to provide at least manual  roaming  service on their  systems to  subscribers  of other carriers,  through which traveling  subscribers of other carriers may make calls after establishing a method of payment with the host carrier; and

o     rules requiring  personal  communications  service carriers to comply with the requirements and compliance deadlines of the Communications Assistance for Law Enforcement Act, which was enacted by Congress in 1994 to preserve electronic  surveillance  capabilities by law enforcement officials in the face of rapidly changing telecommunications technology.

            Other Federal Regulations.  Wireless networks are subject to certain
Federal Aviation Administration and Federal Communications Commission guidelines regarding the location,  lighting,  and  construction of transmitter  towers and antennas. In addition,  the Federal  Communications  Commission has authority to enforce  certain  provisions  of the National  Environmental  Policy Act as they would apply to our facilities.  If we complete the build-out of our licenses, we intend to use common carrier  point-to-point  microwave and traditional landline facilities  to connect base station  sites and to link them to their  respective main  switching  offices.  Although the Federal  Communications  Commission  has
proposed to auction  certain such  licenses,  these  microwave  facilities  have historically been separately licensed by the Federal  Communications  Commission on a first-come, first-served basis, and are subject to specific service rules.

            Wireless   providers   also  must   satisfy  a  variety  of  Federal
Communications  Commission  requirements  relating to the payment of  regulatory user  fees,  technical  and  reporting  matters.  One  such  requirement  is the
coordination  of  proposed   frequency  usage  with  adjacent   wireless  users,
permittees,  and  licensees in order to avoid  electrical  interference  between
adjacent  networks.   In  addition,   the  height  and  power  of  base  station
transmitting  facilities,  and the type of signals  they emit,  must fall within specified parameters.

            State and Local Regulation.  State regulations  currently cover such matters as the terms and  conditions of  interconnection  between local exchange
carriers  and  wireless   carriers  under  Federal   Communications   Commission
oversight,  customer billing information and practices,  billing disputes, other consumer protection matters,  certain facilities construction issues,  transfers of control, and the bundling of services and equipment and requirements relating to making  capacity  available to third party carriers on a wholesale  basis. In these areas,  particularly the terms and conditions of  interconnection  between local  exchange  carriers and  wireless  providers,  the Federal  Communications
Commission and state regulatory  authorities  share regulatory  responsibilities with respect to interstate and intrastate issues.

            The  Federal  Communications   Commission  and  a  number  of  state
regulatory authorities have initiated proceedings,  or indicated their intention to examine  access charge  obligations,  mutual  compensation  arrangements  for interconnections  between local exchange  carriers and wireless  providers,  the implementation of "number  portability"  rules to permit telephone  customers to retain their telephone numbers when they change telephone service providers, and alterations in the structure of universal service funding, among other matters.

            Proceedings  with respect to the foregoing  policy issues before the
Federal Communications  Commission and state regulatory authorities could have a significant  impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers.

General Personal Communications Service Regulations

              In June 1994,  the  Federal  Communications  Commission  allocated spectrum for broadband  personal  communications  service  services from 1850 to
1900 megahertz bands. Of the 140 megahertz available for personal communications service services,  the Federal  Communications  Commission  created six separate blocks of spectrum  identified as the A, B, C, D, E and  F-Blocks.  The A, B and
C-Blocks  were each  allocated 30  megahertz of spectrum,  the D, E and F-Blocks were  allocated 10 megahertz  each. For each block,  the Federal  Communications
Commission adopted a 10-year personal  communications  service license term with an opportunity to renew after its  expiration.  20 megahertz of spectrum  within the personal communications service band was reserved for unlicensed use.

              The  Federal  Communications   Commission  adopted  a  "rebuttable
presumption"  that all  personal  communications  service  licensees  are common carriers,  subject to Title II of the Communications  Act of 1934.  Accordingly,
each personal communications service licensee deemed to be a common carrier must provide services upon reasonable request, and the rates, terms and conditions of such service must not be unreasonably discriminatory.

              Structure of Personal  Communications  Service Block  Allocations.
The Federal  Communications  Commission  defines the geographic  contours of the licenses  within each personal  communications  service block based on the major trading areas and basic trading  areas  developed by Rand McNally &  Co. The
Federal  Communications  Commission  awarded A and B-Block  licenses in 51 major trading areas.  The C, D, E and F-Block  spectrum were allocated on the basis of
493 smaller basic trading  areas.  In addition,  there are spectrum  aggregation caps on personal  communications service licensees limiting them to 45 megahertz
(55  megahertz  in rural  areas) of broadband  commercial  mobile radio  service spectrum in any given market.

              All but three of the 102 total  A-Block  licenses  and all B-Block licenses  were  auctioned in 1995.  The three  remaining  A-Block  licenses were
awarded  separately   pursuant  to  the  Federal   Communications   Commission's
"Pioneer's  Preference"  program.  The C and F-Block  spectrums are reserved for
Entrepreneurs.  See "C-Block License  Requirements." The Federal  Communications
Commission  completed  its  auction  for  C-Block  licensees  in May,  1996  and reallocated 18 C-Block licenses on which initial auction winners  defaulted in a re-auction  that  ended in July  1996.  The  Federal  Communications  Commission
completed  its  auction  for the D, E, and  F-Block  licenses  in January  1997.
Another  reauction  of personal  communications  service  licenses is  currently ongoing.

              In December 1996, the Federal  Communications  Commission  adopted rules permitting broadband personal communications service carriers to partition any service areas within their license areas and/or  disaggregate  any amount of spectrum  within their  spectrum  blocks to entities  that meet the  eligibility requirements for the spectrum blocks. The purpose of the Federal  Communications
Commission's rule change was to permit existing personal  communications service licensees  and new  personal  communications  service  entrants to have  greater flexibility  to determine  how much  spectrum and  geographic  area they need or desire.  Thus, A, B, D, and E-Block  licensees may sell or lease  partitioned or disaggregated  portions of their  licenses at any time to entities that meet the minimum  eligibility  requirements of the  Communications  Act of 1934.  C-Block licensees,  such as us,  may only  sell or lease  partitioned  or  disaggregated portions of our licenses to other qualified  Entrepreneurs during the first five
years  of  our  license  terms,   or  pursuant  to  recent  changes  in  Federal
Communications  Commission  rules, to a  non-Entrepreneur  if the license's five year construction  deadline has been met.  Thereafter,  if we sell, partition or disaggregate  to  non-Entrepreneurs,  we  may  need  to  repay  to  the  Federal
Communications  Commission a proportional  share of any bidding  credits that we received.

Telecommunications Act of 1996

            On February 8, 1996, the Telecommunications Act of 1996 was enacted, which  effectively  overhauled  the  Communications  Act of  1934,  to  increase competition.  In  particular,  the  Telecommunications  Act of 1996  attempts to eliminate state and local barriers to competition and preempts all  inconsistent state and local laws. The Telecommunications Act of 1996 also requires incumbent wireline local exchange  carriers to open their networks to competition  through interconnection and access to unbundled network elements.

            The  provisions  of the  Telecommunications  Act of  1996,  and  the
implementation by the Federal Communications Commission and state public service
commissions  of  these  provisions,   significantly  affects  telecommunications
providers,  including  providers of wireless  telecommunications  services.  For example, wireless providers are subject to certain interconnection  obligations,
as   well   as   universal   service   payment   obligations   imposed   by  the
Telecommunications  Act of 1996, and these obligations continue to be subject to complicated  regulatory and judicial proceedings.  The Telecommunications Act of
1996 and its  implementation  and  interpretation  also  affect the  competitive environment  in the wireline and wireless  telecommunications  industry.  All of these obligations,  implementation proceedings and competitive effects resulting from the  enactment  of the  Telecommunications  Act of 1996  could  affect  our business and results of operations if we choose to build out our licenses.

Relocation of Incumbent Fixed Microwave Licensees

            The Federal Communications  Commission has adopted a transition plan to relocate  fixed  microwave  operators  that  currently  are  operating in the personal communications service spectrum, and a cost sharing plan so that if the relocation  of an  incumbent  benefits  more  than one  personal  communications service licensee, the benefiting personal  communications service licensees will help defray the costs of relocation.  Personal  communications service licensees will only be required  to relocate  fixed  microwave  incumbents  if they cannot share  the same  spectrum,  and they  will be  responsible  for  their  costs to relocate to alternate spectrum locations.

            Relocation  generally  involves  a personal  communications  service
operator   compensating   an  incumbent   for  costs   associated   with  system
modifications  and new  equipment  required  to move  to an  alternate,  readily available spectrum.  This transition plan allows most microwave users to operate in  the  personal  communications  service  spectrum  for a  two-year  voluntary negotiation period and an additional one-year mandatory  negotiation period. For public safety entities dedicating a majority of their system  communications for police, fire, or emergency medical service operations, the voluntary negotiation period is three  years.  The  Federal  Communications  Commission  currently  is considering  whether to shorten the  voluntary  negotiation  period by one year.
Parties  unable to reach an  agreement  within  these time periods may refer the matter to the Federal Communications Commission for resolution, but the existing microwave  user is  permitted  to continue its  operations  until final  Federal
Communications Commission resolution of the matter.

            The Federal  Communications  Commission's  cost-sharing  plan allows personal  communications  service  licensees that relocate fixed microwave links outside of their  license  areas to receive  reimbursements  from  later-entrant personal  communications  service  licensees  that  benefit from the clearing of their spectrum.

C-Block License Requirements

            When the Federal  Communications  Commission  allocated  spectrum to personal  communications  service  providers,  it  designated  the C-Block as an
"Entrepreneurs' Block." Federal Communications  Commission rules require C-Block
Entrepreneurs to meet qualifications such as:

o     various   structural   requirements   concerning  equity  in  investments,
      including the Entrepreneurs' Requirements, Small Business Requirements and
      Control  Group   Requirements,   all  of  which  apply   specifically   to
      Entrepreneurs,  and the Foreign Ownership Limitations, which apply to most communications entities governed by the Federal Communications Commission;

o     transfer  restrictions  limiting,  among other things, the sale of C-Block licenses; and

o     other ongoing  requirements  that mandate  network build out schedules and limit cross-ownership of cellular and other wireless investments.

In  order  to  ensure  continued  compliance  with  the  Federal  Communications
Commission  rules,  the Federal  Communications  Commission  has  announced  its
intention  to  conduct  random  audits  during  the  initial  10-year   personal
communications  service  license terms.  There can be no assurance that we do or will  continue  to  satisfy  any

of the Federal Communications Commission's  qualifications or requirements,  and the failure to do so would have a material adverse effect.

Structural Requirements

            Entrepreneurs'  Requirements.  In  order  to hold an  Entrepreneur's
C-Block license, an entity must meet the Entrepreneurs' Revenues Limit by having less than $125 million in gross revenues and meet the Entrepreneurs' Asset Limit by having less than $500 million in total assets, excluding the value of C-Block licenses.  To qualify  for the  C-Block  auction,  an entity had to have met the
Entrepreneurs' Revenues Limit for each of the two years prior to the auction and the Entrepreneurs' Asset Limit at the time it filed its Short Form. For at least five years after winning a C-Block license, a licensee must continue to meet the
Entrepreneurs'  Requirements,  which are modified  during this period to exclude certain assets and revenues from being counted toward the  Entrepreneurs'  Asset
Limit and the Entrepreneurs'  Revenues Limit. Additional amounts are excluded if the licensee  maintains an  organizational  structure that satisfies the Control
Group  Requirements  described below. In calculating a licensee's gross revenues for  purposes of the  Entrepreneurs'  Requirements,  the Federal  Communications
Commission  includes  the gross  revenues of the  licensee's  affiliates,  those persons or entities that hold an interest in the licensee, and the affiliates of such persons or entities.

            By claiming  status as an  Entrepreneur,  we  qualified to enter the
C-Block auction. If the Federal Communications Commission were to determine that we did not satisfy the  Entrepreneurs'  Requirements at the time we participated in the  C-Block  auction,  or that we fail to meet  the  ongoing  Entrepreneurs'
Requirements,  the Federal Communications  Commission could revoke our licenses, fine us, or take other enforcement  actions including imposing unjust enrichment penalties.  There can be no assurance  that we do or will continue to meet these requirements  or that  if we fail to  continue  to meet  such  requirement,  the
Federal  Communications  Commission  will not  take  action  against  us such as revoking our personal communications service licenses.

            Small Business Requirements. An entity that meets the Entrepreneurs'
Requirements  may also  qualify for a 25%  bidding  credit if it meets the Small
Business Requirements.  To meet the Small Business Requirements, a licensee must have had annual  average  gross  revenues  of not more than $40  million for the three calendar years  preceding the date it filed its Short Form. In calculating a licensee's gross revenues for purposes of the Small Business Requirements, the
Federal Communications  Commission includes the gross revenues of the licensee's affiliates, those persons or entities that hold an interest in the licensee, and the affiliates of such person or entities.

            By claiming status as a Small Business, we qualified for the bidding credit.  If the Federal  Communications  Commission were to determine that we do not qualify as a Small Business,  we could, at a minimum, be forced to repay the portion  of the  bidding  credit  to which we were not  entitled.  Further,  the
Federal  Communications  Commission  could  revoke our  personal  communications service licenses,  fine us, or take other enforcement actions including imposing unjust enrichment penalties. There can be no assurance that we have been, are or will  remain  in  compliance  with  those  requirements,  or  that if we fail to continue to meet such requirements,  the Federal Communications  Commission will not take action against us such as revoking our licenses.

            Control Group Requirements.  If a C-Block licensee meets the Control
Group  Requirements,  the Federal  Communications  Commission  excludes  certain assets and revenues from its total revenue and assets,  making it easier for the licensee  to  meet  the  Entrepreneurs'  Requirements  and  the  Small  Business
Requirements.  The Control Group  Requirements  mandate that the Control  Group, among other things,  have both actual and legal  control of the licensee.  Until
August 2000, the Federal Communications Commission required licensees to qualify under the Control Group Requirements  pursuant to the Qualifying Investor Option if its Control Group is comprised of the following:

o     Qualifying  investors  that own at least 15% of the equity  interest  on a fully diluted basis and 50.1% of the voting power in the C-Block licensee,

o     Additional  Control  Group  Members  that hold at least 10% of the  equity interest in the C-Block licensee. Additional Control Group Members must be either the same Qualifying  Investors in the Control Group, members of the licensee's management or non-controlling institutional investors, and

o     including venture capital firms.

To take advantage of the Federal Communications Commission's Qualifying Investor
Option,  a  C-Block  licensee  must  have  met the  Qualifying  Investor  Option requirements  at the time it filed its Short Form and must  continue to meet the
Qualifying  Investor Option  requirements  for three years following the License
Grant  Date.  Commencing  the  fourth  year of the  license  term,  the  Federal
Communications  Commission  rules eliminate the requirement  that the Additional
Control Group Members hold any of the licensee's  equity  interest and allow the licensee  to reduce the minimum  required  equity  interest  held by the Control
Group's Qualifying Investors from 15% to 10%.

            In August 2000, the Federal  Communications  Commission  amended its
Control Group requirements to eliminate specific equity  requirements,  provided the entity's controlling interest holders exercise both legal and actual control of the licensee;  however, the amount or the percentage of equity investment may still be used as an indicium of control.

            In order to meet the Control Group Requirements,  our certificate of incorporation  provides  that  our  Class  B  common  stock,  as a  class,  must constitute  50.1% of our voting power. See "Description of Capital Stock." There can be no assurance  that we are or will remain in  compliance  with the Control
Group  Requirements or, if we fail to continue to meet such  requirements,  that the Federal  Communications  Commission  will not take action  against us, which could include revocation of our licenses.

            Asset and  Revenue  Calculation.  In  determining  whether an entity
qualifies  as  an  Entrepreneur   and/or  as  a  Small  Business,   the  Federal
Communications  Commission  counts the gross  revenues  and total  assets of the entity's  affiliates  toward the entity's total gross revenues and total assets.
Such  affiliation  can  arise  from  common  investments,  familial  or  spousal
relationships,   contractual   relationships,   voting  trusts,   joint  venture
agreements,   stock  ownership,  stock  options,   convertible  debentures,  and
agreements  to merge.  Affiliates of  noncontrolling  investors  with  ownership interests that do not exceed the applicable  Federal  Communications  Commission passive investor  ownership  thresholds are not attributed to C-Block  licensees for purposes of determining whether these licensees  financially qualify for the applicable C-Block auction preferences.  The Entrepreneurs' Requirements and the
Small Business  Requirements provide that, to qualify as a passive investor,  an entity may not own more than 25% of our total equity on a fully  diluted  basis, unless  the  Control  Group owns at least  50.1% of our total  equity on a fully diluted  basis.  There can be no assurance that we will not exceed these passive investor limits or otherwise  violate the Entrepreneur  Requirements  and/or the
Small Business Requirements.

            In  addition,  if an  entity  makes  bona  fide  loans to a  C-Block licensee, the assets and revenues of the creditor would not be attributed to the licensee unless the creditor is deemed an affiliate of the licensee, or the loan is treated by the Federal Communications  Commission as an equity investment and such  treatment  would  cause the  creditor/investor  to exceed  the  applicable ownership interest threshold for purposes of both the financial  affiliation and foreign ownership rules. Although the Federal Communications  Commission permits a creditor/investor  to use standard terms to protect its investments in C-Block licensees such as covenants,  rights of first refusal, and super-majority voting rights on specified  issues,  the Federal  Communications  Commission has stated
that it will be guided,  but not bound, by criteria used by the Internal Revenue
Service to determine  whether a debt  investment is bona fide debt.  The Federal
Communications  Commission's  application of its financial  affiliation rules is largely untested,  and there can be no assurance that the Federal Communications
Commission  or the courts will not treat  certain of our lenders or investors as financial affiliates.

            Foreign  Ownership  Limitations.  The  Communications  Act  of  1934
requires that non-U.S. citizens, their representatives,  foreign governments, or corporations  otherwise  subject to domination and control by non-U.S.  citizens may not own of record or vote more  than 20% of the  capital  contribution  to a personal  communications  service  provider  directly,  or more  than 25% of the capital  contribution  to the parent  corporation if the Federal  Communications
Commission determines such holdings are not within the public interest. Congress recently eliminated restrictions on non-U.S.  citizens serving as members on the board of directors and officers of a personal communications service provider or its parent. The Federal  Communications  Commission also has adopted rules that, subject to a public interest finding by the Federal  Communications  Commission, could allow  additional  indirect foreign  ownership of commercial  mobile radio service  companies  to the  extent  that  the  relevant  foreign  states  extend reciprocal treatment to U.S. investors.  If our foreign ownership were to exceed
25% in the  future,  the  Federal  Communications  Commission  could  revoke our licenses or impose other  penalties.  Further,  our certificate of incorporation  enables us to redeem  shares from  holders of common  stock whose acquisition of shares result in a violation of this limitation. The restrictions on foreign  ownership could adversely  affect our ability to attract  additional equity financing from entities that are, or are owned by, non-U.S. entities. The recent World Trade Organization agreement on basic  telecommunications  services could eliminate or loosen foreign  ownership  limitation but could also increase our  competition.  Under this agreement,  the United States and other members of
the  World   Trade   Organization   committed   themselves   to  opening   their
telecommunications markets to foreign competition, effective as early as January
1, 1998.

Transfer Restrictions

            License  Transfer  Restrictions.  Until  the  five  year  build  out requirements  have been met,  assignment  and  transfer of a C-Block  license is prohibited to any entity that fails to satisfy the Entrepreneurs'  Requirements.
If such a  transfer  occurs to an entity  that is an  Entrepreneur  but does not qualify for the same level of bidding  credits as the assigning or  transferring licensee, this sale would be subject to unjust enrichment penalties.  After five years,  all transfers and  assignments  of the license  remain subject to unjust enrichment penalties, if applicable.  We have now met the Federal Communications
Commission  five year build out  requirement,  such that we are free to sell our licenses to any entity, regardless of size.

            In  addition,  if we wish  to  make  any  changes  in our  ownership structure  during  the  initial  license  term  involving  our  actual and legal control,  we must seek  Federal  Communications  Commission  approval and may be subject to the same costs and reimbursement conditions indicated above.

                                  RISK FACTORS

Risks Relating To Our Business

We are a  development  stage  company  with  no  operating  history.  We have no revenues and a history of  operating  losses,  which we expect to continue.  The likelihood of future success is therefore highly uncertain.

            We are a  development  stage  company  with  no  operating  history.
Through December 31, 2001, we had no revenues,  cumulative net losses applicable to common shares of  $85,385,489  and we do not know when, if ever, we will have revenues or achieve a positive cash flow.  Our only  significant  assets are our personal  communications  service licenses and equipment to provide service. The services offered through these licenses,  however, have had a limited history in the United States,  and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

The report of our independent  auditors contains an explanatory  paragraph as to our ability to continue as a going  concern.  This opinion could prevent us from obtaining new financing on reasonable terms or at all.

              Because we have incurred  losses since  inception and have not yet determined how to finance our operations,  the report of Ernst &  Young LLP, our  independent  auditors,  with  respect  to our  financial  statements  as of
December  31, 2000 and 2001 and for each of the three years in the period  ended
December 31, 2001 and for the period from July 27, 1995  (inception) to December
31, 2001 contains an explanatory  paragraph which expresses substantial doubt as to our ability to continue as a going concern.  This opinion  indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in  business.  Such an opinion  may  adversely  affect our  ability to obtain new financing on reasonable terms or at all.  Certain factors  considered by our auditors in making this  determination have been included in their report and have been disclosed in Note 1 to our financial statements.

As we do not know when we will have  revenues,  in order to commence  commercial operations,  we will need to incur more debt in the future. Given our history of losses and the amount of our debt,  our ability to secure this needed  financing on reasonable terms, or at all, is questionable.

            Assuming  completion  of the Rights  Offering  with all rights fully subscribed, we will have cash of approximately $1,500,000,  assuming it is fully subscribed. See Item 1, "Business - Recent Developments." While

this money will pay our current liabilities and allow us to fund working capital needs for the  short-term,  we will  need  additional  capital  to build out our licenses and to commence  commercial  operations.  We believe that it would cost between $20 and $50 million to fully build out our licenses.

            Our potential to secure new financing  through  traditional  lending sources is  questionable.  We have over $17.4 million in subordinated  debt, and our assets  consist  almost  entirely of licenses and equipment  that  currently provide limited service.  Should we succeed in obtaining future  financing,  any such loans are likely to contain  restrictions that limit or prohibit our future actions,  and allow the lender to accelerate the loan upon a default.  Thus, any failure or delay in  repaying  our current or future  debt could  terminate  our business.  We are unable to predict  whether our  operations  will ever generate sufficient  cash flow to repay any  current or future  debt.  Alternatively,  we might  attempt to borrow from vendors  providing the capital  equipment  used in providing  services,  or conduct either a public or private  equity  offering to raise these funds, the results of which are highly uncertain.

Our  predecessor(s),  Chief Executive Officer and largest  stockholder have been named as defendants in a lawsuit which could  distract our management and result in a material adverse effect on our business.

            An action was commenced against Fortunet  Communications,  L.P., our predecessor-in-interest,  as well as Victoria G. Kane,  the sole  stockholder of
Fortunet Wireless  Communication  Corporation which is our largest  stockholder,
Karen  E.  Johnson,   our  Chief  Executive   Officer,   and  Lynch  Interactive
Corporation,  which  through  February 25,  2001,  owned 49.9% of our equity and currently  has notes  receivable  from us  totaling  $17.4  million,  all of our preferred stock and an option to acquire  4,300,000  shares of our common stock,
accusing  the  defendants  of  improperly   participating   in  certain  Federal
Communications  Commission  spectrum  auctions and improperly  obtaining certain bidding  credits.  There  can be no  assurance  that  this  litigation  will not distract our officers and directors from their  responsibilities  in running our day to day  operations.  An unfavorable  decision could have a material  adverse effect on our business, plan of operation and financial condition.

There  are  substantial  risks to any of the  alternatives  we may  pursue  with respect to our  licenses.  Selling  these  licenses may be difficult  due to the limited number of potential purchasers.  Building out our licenses independently would require us to borrow  significant  amounts,  which may not be available on reasonable  terms,  or at all.  A joint  venture  would  expose us to  potential unknown risks associated with our partners and/or suppliers.

            To obtain any value with respect to our licenses,  we have to either sell them, enter into a joint venture,  or build them out  independently.  If we were to sell our licenses, the Federal Communications  Commission,  and possibly other regulatory  agencies,  must consent. If one or more of our license is sold for cash, we are  obligated to use any such proceeds to redeem our  subordinated debt in the principal  amount of approximately  $17.4 million.  If there are any proceeds remaining following this debt redemption, we are obligated to use up to
$10  million to redeem  our  preferred  stock.  If we were to enter into a joint venture,  or were to sell  our  licenses  for  securities  of  another  personal communications  services  entity,  we  would  be  exposed  to many of the  risks associated with  independently  developing our licenses  discussed below,  along with  any  risks  associated  with  the  operations  of our  joint  venturer  or purchaser.

            Although  we have  commenced  the build out of our  licenses,  if we continue to build out our licenses independently in order to commence commercial operations, we would need to raise between $20 and $50 million. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan,  create  additional  infrastructure,  and attract and retain  qualified  individuals to serve as managers and  employees.  Our current management  has very little  experience in the personal  communications  service industry.  We cannot  assure you as to the timing,  cost, or even our ability to successfully  accomplish these tasks.  Under any development  scenario,  we will incur  significant  operating losses for the foreseeable  future,  as we seek to construct  our  licenses  and  build a  customer  base.  Such  losses  could  be substantial  and jeopardize our ability to service our debt,  thus placing us in danger of default.

Our potential competitors have substantially greater access to capital and other resources and  significantly  more  experience in providing  wireless  services.
Successfully competing with these entities may therefore be impracticable.

            The  wireless   telecommunications  industry  is  very  competitive.
Principal cellular and personal  communications service providers in our markets include ABC Wireless,  LLC, Alltell Corp., AT&T Wireless

Services Inc.,  Cingular  Wireless LLC, NextWave Power Partners Inc., Sprint PCS
Corp., TeleCorp PCS Inc., United States Cellular  Corporation,  Verizon Wireless
Inc.,  and   VoiceStream   Wireless  Corp.  Most  of  these   competitors   have
substantially    greater   resources   than   we   do   and   operate   wireless
telecommunications  networks  covering most of the United States.  Their earlier entry,  greater  resources and broader  presence in the United States could make
competing  against  these  entities  impracticable.   Furthermore,  the  Federal
Communications Commission is actively pursuing policies intended to increase the number of wireless competitors in each of our markets.

            If we were to commence commercial  operations in our licensed areas, we would also compete with companies that use other communications  technologies and  offer  additional  services  that  we may not be  able  to  provide.  These technologies and services may have advantages over what we would provide and may ultimately be more attractive to customers.

Our licenses  are only for 15  megahertz of spectrum.  Our cellular and personal communications  service  competitors  use  25-30  megahertz,  placing  us  at  a competitive disadvantage, because licenses with greater bandwidth can offer more services and, therefore, better meet growing demand.

            Holders of cellular telephone licenses are authorized by the Federal
Communications  Commission  to use 25  megahertz of spectrum  each,  and certain personal  communications  service  licensees  in  the  A  and  B-Blocks  use  30 megahertz. By contrast, our C-Block licenses have only 15 megahertz of spectrum.
This shortfall may limit our growth opportunities as demand increases for mobile personal communications  services,  because we may not be able to offer the same services as our competitors.  In addition, the cost to build out our networks to an  equivalent  standard may be greater  with a 15  megahertz  license than with either a 25 megahertz cellular or 30 megahertz personal  communications  service license.  Potential  lenders may also require that 15 megahertz  licensees  have arrangements in place to procure  additional  spectrum.  As a result,  we may be required,  either initially or at a later time, to enter into a joint venture or make other  arrangements  with  holders of  additional  spectrum  to provide the amount  or  breadth  of  service  needed to be or  remain  competitive.  Federal
Communications  Commission regulations and other factors, however, may limit our ability to enter into these arrangements on favorable terms or at all.

Our licenses  only permit us to offer  personal  communications  services in the
Florida cities of Tallahassee, Panama City and Ocala. As potential customers may want  the  ability  to make  calls  outside  of  these  areas,  we might be at a disadvantage  against  competitors with wider coverage areas,  unless we entered into joint venture or affiliation agreements.

            If we were to develop  our  licenses,  our  service  areas  would be limited to a population of about 960,000 in the Florida  cities of  Tallahassee,
Panama City and Ocala.  As  potential  customers  may desire the ability to make calls outside of these areas, we could be at a substantial  disadvantage against competitors  with wider coverage areas,  unless we entered into joint venture or affiliation  agreements.  However, we cannot predict whether we could enter into these agreements on favorable terms or at all.

We have had a troubled history in servicing the debt entered into to acquire our licenses and the value of our licenses has been written down.

            Fortunet Communications, L.P., our predecessor, was the successor to five partnerships that were awarded 31 personal  communications service licenses
in  the  1996  C-Block  auction.   Fortunet  Communications,   L.P.  experienced
substantial  problems in servicing  the debt  incurred to acquire its  licenses, forcing it to return 28 of its licenses and 15 megahertz of its three  remaining
30  megahertz  licenses.  Because  the  proposed  relief  offered by the Federal
Communications  Commission would have required the forfeiture of 30% of its down payment, in 1997, Fortunet  Communications,  L.P.  established a reserve of $6.6 million  to  reflect  the  impairment  in the  value of its  licenses.  In 1999,
Fortunet  Communications,  L.P.  recorded a further  reserve of $18.5 million to write down its investment in the licenses due to considerably  lower amounts bid for returned C-Block licenses at a reauction.

Risks Relating To The Telecommunications Industry

We are unsure if our licenses  will be renewed  after they expire in 2006. If we build out our licenses  and they are later not  renewed,  the value of our stock would  be  materially  adversely  affected,  as  these  licenses  are  our  only significant assets.

            Although our licenses are  renewable  after the  expiration of their
10-year terms, there can be no assurance that they will be renewed.  If we build out our licenses and they are later not renewed, the value of our stock would be materially  adversely  affected,  as these  licenses  are our  only  significant assets.

We are subject to various  license  requirements  and the failure to comply with any of them could result in the revocation of our licenses and/or the imposition of fines and sanctions.

            The Federal  Communications  Commission requires all license holders to exercise  actual and legal  control  over their  licenses,  and any change in control of a license requires express Federal Communications Commission consent.
The Federal  Communications  Commission has also  historically  required C-Block license  holders  to  continuously  satisfy  various  other  requirements  as to
ownership  and  control.   For  example,   we  have  been  required  to  satisfy
Entrepreneurs'   Requirements,   Small  Business  Requirements,   Control  Group
Requirements  and  Transfer  Restrictions.  See Item 1,  "Business -  Government
Regulation."  For  certain  matters,  such  as the  structure  of our  board  of directors and management, we rely on informal public and private interpretations of Federal  Communications  Commission  regulations.  The Federal Communications
Commission, however, is not bound by these informal interpretations,  and we are unable to predict  whether  it or the courts  will agree with them now or in the future.  We cannot assure you that we or our investors have satisfied,  satisfy, or will continue to satisfy,  these  requirements  during the term of any of our licenses,  or that we could successfully cure any breach of these  requirements.
Any  non-compliance  with these  requirements  could lead to serious  penalties, including  the  revocation  of our licenses  and/or the  imposition of fines and sanctions.

Personal communications service licensees may be required to share spectrum with existing  fixed  microwave  licensees or relocate them to new spectrum  paths or transmission  technologies.  If we are required to relocate microwave licensees, it may delay our ability to commence timely commercial operations.

            For up to five years  after the grant of a  personal  communications service  license,  the licensee may be required to share  spectrum with existing fixed  microwave  licensees  also operating on personal  communications  service frequencies.  If we build  out our  networks  to secure a  sufficient  amount of unencumbered  spectrum  to operate  them  efficiently,  we may need to  relocate existing  microwave  paths  to  alternate  spectrum  locations  or  transmission technologies. The obligation to relocate incumbent microwave licenses expires on
April 4, 2005. Any delay in the relocation of licensees may adversely affect our ability to commence timely commercial operation.  Furthermore,  depending on the terms of such agreements,  our ability to operate our networks profitably may be materially adversely affected.

Risks Relating To Our Common Stock

There is a very limited trading market for our common stock, because we have not listed  or  registered  it on any  national  securities  exchange  or  automated quotation system.

            There is a very limited trading market for our Class A common stock.
We have not listed or  registered,  and do not intend to list or  register,  our common stock on any national  securities exchange or automated quotation system.
Accordingly,  we are unable to predict whether a trading market will develop for our Class A common stock.

Victoria  G.  Kane  controls  us  and  such  control  could  dissuade  potential acquirers.

            Victoria  G.  Kane,   through   Fortunet   Wireless   Communications
Corporation, currently has at least 50.1% of the voting power of our outstanding equity.  She may also elect up to three members of our board of  directors,  who collectively control three of the five votes of the board of directors. Ms. Kane may also replace any such directors at her will.  This control of us by Ms. Kane may deter potential acquirers.

As our common stock is junior to our subordinated  notes and preferred stock, we would need to receive net proceeds of more than $27 million from any sale of our licenses  before any portion of such sale proceeds  could be received by holders of our common stock.

            Our common stock is junior to our  subordinated  debt and  preferred stock.  As a result,  we would need to  receive  net  proceeds  of more than $27 million from any sale of our licenses,  before any portion of such sale proceeds could be received by holders of our common stock. Our common stock would also be junior to any indebtedness we may incur in the future.

A  subsidiary  of Lynch  Interactive  Corporation  holds  warrants  to  purchase
4,300,000  shares of our Class A common  stock at $.75 per  share,  which  could adversely  affect the value of our  common  stock or, if  exercised,  dilute the ownership percentage of the then holders of our Class A common stock.

            A subsidiary  of Lynch  Interactive  Corporation  holds  warrants to purchase 4,300,000 shares of our Class A common stock at $.75 per share. Some or all of these warrants may be exercised,  which could adversely  affect the value of  our  common  stock.  That  exercise  would  also  dilute  the  then-existing stockholders'  percentage  ownership of our common  stock,  and any sales in the public  market of the common stock  issued upon such  exercise  could  adversely affect prevailing market prices for our common stock. The full exercise of these warrants would result in the issuance of common stock representing approximately
41.2% of our  total  outstanding  common  stock  and 58.4% of our Class A common stock, or, assuming all rights are exercised in the Rights Offering,  36% of our outstanding common stock and 48.4% of our outstanding Class A common stock. Upon such exercise,  the Class A common stock held by the current  stockholders would be reduced  from 49.9% of the total  common stock and 100% of the Class A common stock to 29.3% of the total common stock and 41.6% of the Class A common  stock, or,  assuming  all rights are  exercised  in the Rights  Offering,  25.6% of our outstanding common stock and 34.6% of our outstanding Class A common stock.

Our  common  stock is subject to "Penny  Stock"  regulations,  which may make it difficult to obtain timely and accurate  quotes for the stock or execute  trades in it.

            Our Class A common stock is considered a penny stock, which may make it  difficult  to obtain  timely  and  accurate  quotes for the stock or execute trades in it. The rules of the Securities and Exchange Commission define a penny stock to be any equity  security  that has a market  price or exercise  price of less than $5.00 per share,  subject to some  exceptions.  The penny  stock rules require  broker-dealers  to  deliver a  standardized  risk  disclosure  document prescribed by the  Securities and Exchange  Commission,  to provide the customer with additional information,  including the current bid and offer quotations for the penny stock,  the compensation of the  broker-dealer  and its salesperson in the  transaction,  monthly account  statements  showing the market value of each penny  stock  held in the  customer's  account,  and to make a  special  written determination  that the penny stock is a suitable  investment  for the purchaser and  receive  the  purchaser's  written  agreement  to  the  transaction.  These requirements  may reduce the level of trading  activity in any secondary  market for  our  Class  A  common  stock  and  may  adversely  affect  the  ability  of broker-dealers to sell our securities.

Federal  Communications  Commission limitations on foreign ownership could deter foreign  investors or subject us to revocation of our licenses and/or  sanctions if these limitations are violated.

            Non-U.S.  citizens, their representatives,  foreign governments,  or corporations  controlled by non-U.S.  citizens may not own or vote more than 20%
of the capital contribution to a personal  communications  services licensee, or more than 25% of the  capital  contribution  to the  parent  corporation  if the
Federal  Communications  Commission determines that such holdings are not within the public  interest.  Thus, if our foreign  ownership were to exceed 25% in the future,  the Federal  Communications  Commission  could  revoke our  licenses or impose  other  penalties.  This  restriction  on  foreign  ownership  could also adversely  affect our  ability  to  attract  additional  equity  financing  from entities that are, or are owned by, non-U.S. entities.

Item 2.     Properties

            Our only  significant  assets are our three personal  communications service licenses and equipment.

Item 3.     Legal Proceedings

            Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria G. Kane,  the sole  stockholder of Fortunet  Wireless  Communication
Corporation  which is our  largest  stockholder,  Karen E.  Johnson,  our  Chief
Executive Officer, and Lynch Interactive Corporation, which through February 25,
2001 owned  49.9% of our  equity  and  currently  has notes  receivable  from us totaling  $17.4  million,  all of our  preferred  stock and an option to acquire
4,300,000  shares  of our  common  stock,  among  others,  have  been  named  as defendants in a lawsuit  brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of
Columbia. Although the complaint was filed under seal with the court on February
14, 2001, and the seal was lifted on January 11, 2002,  the defendants  have yet to be formally served with the complaint.  Under the False Claims Act, a private plaintiff,  termed a "relator," may file a civil action on the U.S. government's behalf  against  another  party for  violation  of the statute.  In return,  the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

            The relator in this lawsuit is R.C.  Taylor III, who is allegedly an attorney specializing in telecommunications law. The main allegation in the case is that the defendants  participated in the creation of "sham" bidding  entities that allegedly defrauded the United States Treasury by improperly  participating in certain Federal  Communications  Commission  spectrum auctions  restricted to small  businesses,  as well as  obtaining  bidding  credits  in  other  spectrum auctions allocated to "small" and "very small" businesses.  The lawsuit seeks to recover an  unspecified  amount of damages,  which would be subject to mandatory trebling under the statute.

            We strongly  believe that this lawsuit is completely  without merit, and intend to defend the suit  vigorously.  The U.S.  Department  of Justice has notified the court that it has declined to intervene in the case.  Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect  that the  lawsuit or its  outcome  will have on our  business or plan of operation.

Item 4.     Submission of Matters To a Vote of Security Holders

            Our Annual  Meeting of  Stockholders  was held on December 20, 2001.
Votes were cast with  respect  to the  election  of one Class A director  of the
Board of Directors  to serve until the 2002 Annual  Meeting of  Stockholders  as follows:

                                                          Number of Shares of Class A
                           Number of Shares of Class A    Common Stock as to which
     Nominees              Common Stock Voted in Favor    Authority to Vote was Withheld
     --------              ---------------------------    ------------------------------
Robert E. Dolan                   2,189,700                           4,732

            At the Annual Meeting,  the stockholders  also approved an amendment to our  certificate  of  incorporation  by a vote of 2,186,574  shares in favor,
1,890  shares  against,  with the  holders  of  5,968  shares  abstaining.  This amendment:

o     modified  the right of the holders of our Class B common  stock to convert their  stock  into  shares of Class A common  stock to  conform to current regulatory requirements;

o     replaced  all  references  to the phrase  "Control  Group" with the phrase
      "Controlling  Interests" to conform to the language of current  regulatory requirements;

o     revised the definition of "Change of Control" to eliminate the distinction between a Change of Control with respect to our Class A common stock and a
      Change  of  Control  with  respect  to our Class B common  stock,  as such distinction  is no  longer  required  to  conform  to  current  regulatory requirements; and

o     added a  provision  granting  our Board of  Directors  the power to adopt, amend or repeal our By-laws.

            The Stockholders  also ratified the appointment of Ernst & Young
LLP as our  independent  public  auditors for the fiscal year ended December 31,
2001 by a vote of  2,186,472  shares  in favor,  300  shares  against,  with the holders of 6,660 shares abstaining.

            Separately,  on November 12, 2001,  the holder of our Class B common stock, $.0001 par value, by unanimous written consent,  elected Karen E. Johnson and David S. Ahl to serve as Class B members of the Board of Directors until the
2002 Annual Meeting of  stockholders  and until their  successors have been duly
elected  and  qualified.   Such  holder  also  approved  the  amendment  to  our
Certificate of  Incorporation  and ratified the appointment of Ernst & Young
LLP as our  independent  public  auditors for the fiscal year ended December 31,
2001.

                                     PART II

Item 5.     Market For Company's Common Equity and Related Stockholder Matters

            The Class A common stock commenced  trading on the  over-the-counter market on March 13, 2001.  The  following  table sets forth the high and low bid prices of the Class A common  stock for the  periods  indicated,  as reported by published sources.

                                                      Low                 High
                                                      ---                 ----
2001 Fiscal Year
----------------
First Quarter                                         $0.30              $4.00
Second Quarter                                        $1.50              $3.50
Third Quarter                                         $1.75              $3.00
Fourth Quarter                                        $1.60              $2.50

            As of March 25, 2002, there were approximately 825 holders of record of our Class A common stock.

            We have  never  declared a cash  dividend  on our Class A or Class B common stock and our Board of  Directors  does not  anticipate  that we will pay cash dividends in the foreseeable future.

Item 6.      Management's Discussion and Analysis of Financial Condition and
             Plan of Operation

Forward-Looking Statements and Uncertainty of Financial Projections

            Forward-looking  statements are not based on historical  information but  relate  to  future  operations,  strategies,  financial  results  or  other developments.  Forward-looking  statements are necessarily  based upon estimates and assumptions that are inherently  subject to significant  business,  economic and competitive  uncertainties and  contingencies,  many of which are beyond our control  and many of which,  with  respect  to future  business  decisions,  are subject to change.  These  uncertainties  and  contingencies  can affect  actual results and could cause actual results to differ materially from those expressed
in  any  forward-looking   statements  made  by,  or  on  behalf  of,  us.  Such
uncertainties  include,  among others,  the following:  (i)  competition and the pricing and mix of products offered by us and our competitors; (ii) difficulties of few product development;  (iii) technology changes; (iv) market acceptance of our products;  (v) the ability to attract and retain qualified  personnel;  (vi)
changes in our  development  plans;  (vii) larger than expected  fluctuations in demand for our products;  (viii) general economic conditions;  (ix) economic and business  conditions  specific to the photonics  market;  and (x) the other risk factors referenced in this Form 10-KSB.

Background

            We are a development stage company with limited  operations to date.
Our ability to develop a profitable personal  communications service business is subject to substantial risks enumerated under "Risk Factors" in item 1.

            We were  incorporated  in July 2000,  as the  successor  to Fortunet
Communications,  L.P., a combination of five  partnerships  that were awarded 31
personal   communications   service  licenses  in  the  Federal   Communications

Commission's  1996 C-Block  auction.  These  licenses had an aggregate  purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial  problems in servicing  this debt because a perception  developed in both the public and private debt and equity  markets that the supply of spectrum greatly exceeded  realistic  customer demand.  While the Federal  Communications
Commission  offered Fortunet  Communications,  L.P. a relief plan,  because this plan required Fortunet Communications,  L.P. to forfeit 30% of its down payment, in 1997 Fortunet  Communications,  L.P. established a reserve of $6.6 million to reflect the  impairment  in the value of its  licenses.  In June 1998,  Fortunet
Communications,  L.P. returned 28 of its licenses, and 15 megahertz of its three remaining 30 megahertz  licenses and  surrendered 70% of its down payment to the
Federal  Communications  Commission in exchange for credits,  which were used to pay all remaining  indebtedness  to the Federal  Communications  Commission.  On
April 15, 1999, the Federal  Communications  Commission completed a reauction of all the C-Block  licenses  that were returned to it. Due to  considerably  lower amounts bid for these  licenses,  in the quarter ended March 31, 1999,  Fortunet
Communications,  L.P.  recorded a further reserve of $18.5 million to write down its investment in the licenses,  plus an additional  $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

            Because we have  incurred  losses since  inception  and have not yet determined how to finance our operations,  the report of Ernst &  Young LLP, our  independent  auditors,  with  respect  to our  financial  statements  as of
December 31,  1999,  2000 and 2001 and for each of the three years in the period ended  December  31, 2001 and for the period from July 27, 1995  (inception)  to
December 31, 2000 contains an explanatory  paragraph which expresses substantial doubt as to our ability to continue as a going concern.  This opinion  indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. Such an opinion may adversely affect our ability to obtain new  financing on reasonable  terms or at all.  Certain of the factors considered  by our auditors in making this  determination  have been included in their report and have been disclosed in Note 1 to our financial statements.

Results of Operations

            Neither we, nor our predecessors,  have had any operating history or revenues.  Through December 31, 2001, we had cumulative net losses applicable to common shares of $85,385,489, resulting principally from net interest charges of
$59,373,812,  including  commitment  fees,  and the write-off of  $25,032,989 to reflect the impairment of our personal communications service licenses.

            During the year ended December 31, 2001, our net loss was $3,299,415 as compared to a net loss of  $13,699,645  for the year ended December 31, 2000.
The  reduction  in net loss of  $10,400,230  was  primarily  due to reduction of
interest  and  commitment  fee  expenses  due  to  the   restructuring   of  our
subordinated  notes to Lynch  Interactive  Corporation  on  February  14,  2001.
Offsetting these reduced expenses were various costs and expenses we incurred in building and providing  telecommunications  services,  including depreciation of equipment and amortization of our licenses. We began offering services on August
31, 2001.

            In comparing the results of operations  for the year ended  December
31, 2000 to the year ended December 31, 1999, the 1999 results  included a write down  of  $18,454,112  to our  investment  in  personal  communications  service licenses  that  reflects  the value  ascribed to similar  licenses in an auction conducted by the Federal Communications Commission.

Liquidity and Capital Resources

            At December 31, 2001,  we had $103,525 in cash and current  payables of $728,272. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. If we decide to commercially  develop our licenses,  significantly higher levels of cash flow will be required.

            Following   completion  of  the  Rights  Offering  with  all  rights
subscribed,  we  expect to have cash of  approximately  $1,500,000.  See Item 1,
"Business  -  Recent  Developments."  While  this  money  will  pay our  current liabilities and allow us to fund working  capital needs for the  short-term,  we will  need  additional  capital  to  build  out  our  licenses  and to  commence commercial operations. We believe that it would cost between $20 and $50 million to fully build out our licenses.

            Our potential to secure new financing  through  traditional  lending sources is  questionable.  We have over $17.4 million in subordinated  debt, and our assets consist almost  entirely of licenses that currently  provide  limited service.  Should we succeed in obtaining  future  financing,  any such loans are likely to contain  restrictions  that limit or prohibit our future actions,  and allow the lender to  accelerate  the loan upon a default.  Thus,  any failure or delay in repaying our current or future debt could  terminate our  business.  We are unable to predict whether our operations will ever generate  sufficient cash flow to repay any current or future  debt.  Alternatively,  we might  attempt to borrow from vendors providing the capital equipment used in providing  services, or conduct either a public or private equity offering to raise these funds,  the results of which are highly uncertain.

            To obtain any value with respect to our licenses,  we have to either sell them, enter into a joint venture,  or build them out  independently.  If we were to sell our licenses,  the Federal  Communications  Commission and possibly other  regulatory  agencies must consent.  If one or more of our license is sold for cash, we are  obligated to use any such proceeds to redeem our  subordinated debt, in the principal amount of approximately  $17.4 million.  If there are any proceeds remaining following this debt redemption, we are obligated to use up to
$10  million to redeem  our  preferred  stock.  If we were to enter into a joint venture,  or were to sell  our  licenses  for  securities  of  another  personal communications  services  entity,  we  would  be  exposed  to many of the  risks associated  with  independently  developing  our licenses,  along with any risks associated with other operations of the joint venturer or purchaser.

            The following table summarizes our current  contractual  commitments
(including interest on Subordinated Notes):

                           Subordinated           Operating
                              Notes                Leases                  Total
                      -------------------------------------------------------------

         2002                                      $104,772             $104,772
         2003                                       108,940              108,940
         2004              $10,858,664              113,278           10,971,942
         2005               11,856,864              117,793           11,974,657
         2006                                        68,311               68,311
                      -------------------------------------------------------------
                           $22,715,528             $513,094          $23,228,622
                      =============================================================

            Although  we have  commenced  the build out of our  licenses,  if we continue to build out our licenses independently in order to commence commercial operations,  we would need to raise over $20 to $50 million. Whether we would be able to raise this  amount of money is highly  uncertain.  We would also have to implement a business plan,  create  additional  infrastructure,  and attract and retain  qualified  individuals to serve as managers and  employees.  Our current management  has very little  experience in the personal  communications  service industry.  We cannot  assure you as to the timing,  cost, or even our ability to successfully  accomplish these tasks.  Under any development  scenario,  we will incur  significant  operating losses for the foreseeable  future,  as we seek to construct  our  licenses  and  build a  customer  base.  Such  losses  could  be substantial  and jeopardize our ability to service our debt,  thus placing us in danger of default.

            Recently, the Financial Accounting Standards Board issued Statements of Financial  Accounting  Standards  No. 141,  Business  Combinations,  No. 142,
Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment
or Disposal of Long-Lived  Assets,  effective for fiscal years  beginning  after
December 15, 2001.  We have not yet  completed our analysis on how the new rules
relating  to  amortization   and  impairment  will  affect  our  accounting  for
intangible  and other long lived assets,  for which  implementation  is required beginning January 1, 2002.

Critical Accounting Policies and Estimates - Intangible Impairment

            In  assessing  the  recoverability  of our  investment  in  our  PCS
Licenses,  we must make  assumptions  regarding  estimated future cash flows and other  factors to determine the fair value of the asset.  If these  estimates or their  related  assumptions  change in the future,  we may be required to record impairment charges for this asset not previously recorded.

Item 7.     Financial Statements and Supplementary Data

       See Index to Financial Statements.

Item 8.     Changes In And Disagreements With Accountants On Accounting
            And Financial Disclosure

       Not applicable.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) Of The Exchange Act

            The following table sets forth the name,  business address,  present principal occupation,  employment history, positions, offices or employments for the past five years and ages as of January 14, 2002 for our  executive  officers and directors.  Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name                          Age       Position
----                          ---       --------

Karen E. Johnson              42        Class B director and Chief Executive Officer(1)

David S. Ahl                  54        Class B director(1)

Robert E. Dolan               50        Class A director(1) and Assistant Secretary

Robert Chomat                 52        Chief Operating Officer
-------------------------
(1)         The Class B directors together have three votes and the Class A directors together have two votes.

            Karen E. Johnson has been our Chief Executive  Officer,  Chairman of the  Board  and a Class B  director  since  November  2000.  Ms.  Johnson  is an investment  professional,  and since  1996,  she has been a  Fundamental  Equity
Analyst for M.J. Meehan & Co. Prior to that, Ms. Johnson was a Research  Analyst and later a Vice  President for Smith Barney,  Inc. (1986 to 1995).  Also,  from
1997 to 2000 Ms. Johnson served as President of Fortunet  Communications,  L.P., our predecessor.

            David S. Ahl has been a Class B director  since  November  2000. Mr.
Ahl is a marketer of start-up entities.  Mr. Ahl first gained experience in this field as a promotional  director for Young and Rubicam,  Inc. from 1984 to 1992.
Mr. Ahl co-founded and helped manage  Advance Retail  Marketing,  a company that markets  coupons for  supermarkets,  from 1992 to 1994. Mr. Ahl then served as a general manager of Direct Media,  the world's largest mailing list brokerage and management  company,  from 1994 to 1998. After leaving Direct Media in 1998, Mr.
Ahl served as an independent  marketing  consultant for GE Capital,  AdKnowledge and  CatalogCity.com.  In 1999,  Mr. Ahl became the head of Client  Services for
Message Media, an email publishing company.

            Robert  E.  Dolan  has been our  Assistant  Secretary  and a Class A director since November 2000. Mr. Dolan is also the Chief  Financial  Officer of
Lynch Interactive  Corporation,  a diversified holding company with subsidiaries primarily engaged in multimedia (September 1999 to present),  and served in such capacity for Lynch Corporation,  a diversified holding company with subsidiaries engaged in the manufacture of electronics components and manufacturing equipment
(1993 to January 2000).

            Robert Chomat has been our Chief  Operating  Officer since May 2001.
Mr. Chomat has been in the wireless  communications  business for over 25 years, and for the last 5 years has been President and Chief Financial  Officer of Gray
Florida  Holdings Inc.,  d/b/a GrayLink  Wireless,  Inc., a provider of wireless services  with 15 offices  and 70  employees.  He serves as our Chief  Operating
Officer  under the terms of a management  agreement  with Gray Florida  Holdings
Inc., d/b/a GrayLink Wireless, Inc., described below.

Item 10.    Executive Compensation

            The following table sets forth all compensation awarded to our Chief
Executive  Officer during the year ended December 31, 2001. No executive officer received compensation in excess of $100,000 during fiscal 2001.

                           Summary Compensation Table
                                                                                                      Long Term
                                                                                                    Compensation
                                                                                                    ------------
                                                    Annual Compensation                              Securities
                                                                              Other Annual       Underlying Options
  Name and Principal Position         Year      Salary($)    Bonus ($)     Compensation($)(1)         (Shares)
  ---------------------------         ----      ------       -----         ------------------        --------
  Karen E. Johnson                    2001          --         --                 --                 180,000 (2)
  Chief Executive Officer             2000          --         --                 --                     --

(1)  Perquisites  and other  personal  benefits,  securities or property to each executive  officer  did not  exceed  the  lesser of  $50,000 or 10% of such executive's salary and bonus.

(2)  In February  2001,  in  consideration  for her  serving as Chief  Executive
     Officer and a Class B director,  Karen E.  Johnson was granted an option to purchase an aggregate of 180,000  shares of Class A common stock,  of which
     50,000  shares  relate to her service as a Class B  director.  The terms of exercise  of this  option are  identical  to those  described  below  under
     "Directors' Compensation."

Directors' Compensation

     As compensation for their services as members of the Board of Directors, in
February 2001 each Board member was granted options to purchase 50,000 shares of
Class A common stock at an exercise  price of $.75 per share.  These options are exercisable  in full  commencing  February  14, 2004 and expire on February  13,
2006.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information  concerning  ownership of our  common  stock as of March  25,  2002 by each  person  known by us to be the beneficial  owner of more than five percent of the common stock,  each director, each executive officer,  and by all directors and executive officers as a group.
We believe  that each  stockholder  has sole voting  power and sole  dispositive power with respect to the shares  beneficially  owned by him.  Unless  otherwise indicated,  the address of each  person  listed  below is 359 West 11th  Street,
Suite 7B, New York, New York 10014.

                                        Class A Common Stock           Class B Common Stock          Total Common Stock
                                        Beneficially Owned(1)          Beneficially Owned(1)         Beneficially Owned(1)
                                        ------------------             ------------------            ------------------
                                      Shares        Percentage       Shares       Percentage     Shares                Percentage
                                      ------        ----------       ------       ----------     ------                ----------

Fortunet Wireless Communications
Corporation                          767,329(2)      20.1%         3,069,313        100%       3,836,642(2)              55.7%(3)

Victoria G. Kane(4)                  767,329(2)      20.1%         3,069,313        100%       3,836,642(2)              55.7%(3)

Mario J. Gabelli(5)                5,030,007(6)      67.6%              --           --        5,030,007(6)              47.8%

Lynch Interactive Corporation      4,594,243(7)      62%                --           --        4,594,243(7)              43.8%

Robert E. Dolan                          588(8)       *                 --           --              588(8)                *

Karen E. Johnson                        --            --             118,054.3(9)     3.8%       118,054.3(9)             1.9%

                                        Class A Common Stock           Class B Common Stock          Total Common Stock
                                        Beneficially Owned(1)          Beneficially Owned(1)         Beneficially Owned(1)
                                        ------------------             ------------------            ------------------
                                      Shares        Percentage       Shares       Percentage     Shares                Percentage
                                      ------        ----------       ------       ----------     ------                ----------

David S. Ahl                            --            --                --           --             --                     --

Cascade Investment LLC               235,294(10)      7.7%              --           --          235,294(10)              3.8%

Robert Chomat                        153,410(11)      4.8%              --           --          153,410(11)              2.4%

All Directors and Executive
Officers as a Group (4 in total)     153,998(8)(11)   4.8%           118,054.3(9)     3.8%       272,061.3(8)(9)(11)      4.3%
----------------
*Less than 1%

(1)         A person is deemed to be the beneficial  owner of voting  securities that can be acquired  by such person  within 60 days after the March
            25,  2002  upon  the  exercise  of  options  and  warrants  and  the
            conversion  of  convertible  securities.   Each  beneficial  owner's
            percentage   ownership  is  determined  by  assuming  that  options,
            warrants or convertible securities that are held by such person (but not  those  held  by  any  other  person)  and  that  are  currently
            exercisable  or   convertible   (i.e.,   that  are   exercisable  or
            convertible within 60 days hereof) have been exercised or converted.

(2)         Represents  rights to purchase  767,329 shares of our Class A common stock for  $1.00 per share  pursuant  to the  Rights  Offering.

(3)         As a holder of a share of Class B common  stock is  entitled to five votes for  every one vote to which the  holder of a share of Class A common stock is entitled,  except on the election of directors,  the holders  of  Class B common  stock  presently  control  83.4% of our
            voting   interest   (80.8%  of  our  voting   interest   assuming  a
            subscription for all rights distributed in the Rights Offering).

(4)         Victoria  G.  Kane is the  sole  stockholder  of  Fortunet  Wireless
            Communication  Corporation,  and therefore  shares owned by Fortunet
            Wireless  Communication  Corporation  are set  forth in the table as beneficially  owned by  Victoria  G. Kane.  The  address of Fortunet
            Wireless  Communications  Corporation  and  Victoria  G. Kane is 350
            Stuyvesant Avenue, Rye, New York 10580.

(5)         Includes shares beneficially owned by Lynch Interactive Corporation.
            Mario  J.  Gabelli  is  a  "control  person"  of  Lynch  Interactive
            Corporation  and  therefore  shares   beneficially  owned  by  Lynch
            Interactive  Corporation  are set forth in the table as beneficially owned by Mr. Gabelli.  Mr. Gabelli disclaims beneficial ownership of the shares held by Lynch Interactive Corporation. The address of Mr.
            Gabelli is 401 Theodore Fremd Avenue, Rye, New York 10580.

(6)         Includes (i) 200,011 shares owned directly by Mr. Gabelli (including
            6,421 held for the benefit of Mr.  Gabelli  under the  Corporation's
            401(k)  Savings  Plan),  (ii)  8,600  shares  owned by a  charitable foundation of which Mr.  Gabelli is a trustee,  (iii) 140,000 shares owned by a limited  partnership  in which Mr. Gabelli is the general partner and has approximately a 5% interest, (iv) rights to purchase
            87,153  shares of our Class A common  stock for $1.00 per share that were  received  by Mr.  Gabelli  pursuant to the  February  26, 2002
            Rights  Offering,  (v) 100 shares of Class A common  stock  owned by
            Lynch Interactive Corporation,  (vi) rights to purchase 25 shares of
            Class A common stock  received by Lynch  Interactive  Corporation as part of the  Rights  Offering,  (vii)  4,300,000  shares  of Class A common stock subject to a presently  exercisable  warrant  issued to
            Lynch  Interactive  Corporation,  (viii)  235,294  shares of Class A common stock held by Lynch  Interactive  Corporation as escrow agent
            (See Note 10 below) and (ix)  rights to  purchase  58,824  shares of
            Class A  common  stock  that  were  received  by  Lynch  Interactive
            Corporation  as a result of the shares of Class A common stock it is holding as escrow agent.  See Note 10 below.  Mr. Gabelli  disclaims beneficial  ownership  of the  shares  owned  by  Lynch  Interactive
            Corporation,  the foundation and by the partnership,  except for his approximate 5% interest  therein.  The address of Mr. Gabelli is 401
            Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

(7)         Includes  (i) 100  shares  of  Class A common  stock  owned by Lynch
            Interactive Corporation,  (ii) rights to purchase 25 shares of Class
            A  common  stock  received  as part  of the  Rights  Offering  (iii)
            4,300,000  shares of Class A common  stock  subject  to a  presently exercisable  warrant,  (iii) 235,294  shares of Class A common stock held as  escrow  agent  (See  Note 10  below)  and  (iii)  rights to purchase 58,824 shares of Class A common stock that were received by
            Lynch  Interactive  Corporation as a result of the shares of Class A common stock it is holding as escrow agent.  See Note 10 below.  The address  of Lynch  Interactive  Corporation  is 401  Theodore  Fremd
            Avenue, Rye, New York 10580.

(8)         Includes  (i) 70  shares  registered  in  the  name  of Mr.  Dolan's children  with respect to which Mr. Dolan has voting and  investment power and (ii) rights to  purchase  118 shares of our Class A common stock for $1.00 per share pursuant to the Rights Offering.

(9)         Represents a pro rata share of Class B common stock held by Fortunet
            Wireless  Communications  Corporation.  Ms. Johnson has an option to
            purchase   up  to  4.167%  of   Fortunet   Wireless   Communications
            Corporation  from Victoria G. Kane through May 4, 2008. See "Certain
            Relationships and Related Transactions."

(10)        Represents  235,294 shares of Class A common stock,  currently being held by Lynch  Interactive  Corporation as escrow agent, that are to be  delivered  to  Cascade  Investment  LLC in  the  event  of  full conversion  of a  convertible  promissory  note  issued  to  Cascade
            Investment LLC by Lynch Interactive  Corporation.  The actual number of shares of Class A common  stock that will be delivered to Cascade
            Investment LLC is dependent upon how much of the principal amount of such note is  converted  by Cascade  Investment  LLC into  shares of
            Lynch Interactive Corporation. The address of Cascade Investment LLC is 2365 Carillon Point, Kirkland, Washington 98052

(11)        Represents  options  that are  currently  exercisable  into  153,410 shares of Class A common  stock at $1.50 per share.  The  address of
            Robert Chomat is c/o GrayLink  Wireless,  Inc., is 1306  Thomasville
            Road, Tallahassee, Florida 32303.

Item 12.   Certain Relationships and Related Transactions

            Fortunet Communications,  L.P., a limited partnership, was formed in
1997. In 1997, Fortunet Communications,  L.P. succeeded to all of the assets and liabilities  of the five  partnerships  that had won 31 personal  communications service  licenses in the Federal  Communications  Commission's  C-Block auction.
After the succession, the 50.1% general partner of Fortunet Communications, L.P.
was Fortunet Wireless Communications  Corporation, of which 60% of the stock was owned by Victoria G. Kane.  Lynch PCS  Corporation,  an indirect  subsidiary  of
Lynch  Interactive  Corporation,   was  a  49.9%  limited  partner  of  Fortunet
Communications,  L.P. These original partners invested $600,000 in the equity of the partnerships and Lynch Interactive  Corporation invested a combined $597,604 as equity in the  partnerships.  Lynch  Interactive  Corporation also loaned the five  partnerships a combined $24.9 million,  primarily for down payments and to
service  installment  interest  payments  on  personal   communications  service
licenses won in the C-Block auction. Fortunet Communications, L.P. received back
$3.9 million from the Federal  Communications  Commission  in 1999 in connection with the  surrender  of 28 of its  licenses,  which  was then used to pay down a portion of the Lynch  Interactive  Corporation  loan.  At February 14, 2001 (the date of our  restructuring  - See Below),  our  indebtedness  of $85,096,724 was composed of net cash loans of $21,007,134,  accrued interest of $20,696,280, and accrued commitment fees of $43,393,310. Interest has accrued on the cash loaned, compounded annually,  at a rate of 15% per annum.  Commitment fees were based on the total funds committed by a subsidiary of Lynch Interactive Corporation,  $42 million,  at 20% per annum.  No  interest or  commitment  fees have been paid to date.

            On May 4, 2000,  Ms. Kane  purchased  the  remaining 40% of Fortunet
Wireless Communications  Corporation not owned by her for $600,000, and gave the selling  stockholders the right to repurchase that stock through May 4, 2008 for
120% of her purchase  price.  One of these  selling  stockholders  was our Chief
Executive Officer, Karen E. Johnson. Under this arrangement, Ms. Johnson has the right to  repurchase up to 4.167% of our  outstanding  Class B common stock from
Ms. Kane,  through May 4, 2008, for 120% of the value Ms. Kane  previously  paid for Ms. Johnson's stock on May 4, 2000.

            We were  incorporated  on July 13,  2000,  and on February 14, 2001, succeeded to the rights and obligations of Fortunet Communications, L.P. At that time, Fortunet Wireless Communications  Corporation received 2,833,076 shares of our Class B common stock and Lynch Interactive  Corporation  received  2,821,766 shares  of  our  Class  A  common  stock.  Lynch  Interactive  Corporation  then distributed our Class A common stock to its stockholders.

            As a part of the  reorganization of Fortunet  Communications,  L.P.,
Lynch Interactive Corporation made a capital contribution to us of $63.9 million of the indebtedness of Fortunet Communications,  L.P. The remaining indebtedness of Fortunet Communications,  L.P. to Lynch Interactive Corporation was converted into $16.1 million  principal  amount of  transferable  subordinated  notes.  In addition,  Lynch  Interactive  Corporation  made a cash  payment of  $250,000 in exchange for our preferred stock with a liquidation  preference of $10.0 million and  warrants to purchase  4,300,000  shares of Class A common stock at $.75 per share.

            We also separately  issued 235,294 shares of Class A common stock to
Lynch  Interactive  Corporation  and 236,237  shares of Class B common  stock to
Fortunet Wireless Communication  Corporation.  Lynch Interactive Corporation has
placed these shares of Class A common stock in an escrow  account,  for which it serves as the escrow  agent.  Should  Cascade  Investment  LLC,  the holder of a convertible  promissory  note  issued  to it by Lynch  Interactive  Corporation, convert  all or a portion of the  principal  amount of such note into  shares of
Lynch  Interactive  Corporation  common stock prior to December 10, 2004,  Lynch
Interactive  Corporation  shall  transfer a pro rata  portion  of those  235,294 shares of Class A common stock, depending on how much of the principal amount of such note is converted, to Cascade Investment LLC. Should Cascade Investment LLC
fail to convert any or all of the  principal  amount of such note into shares of
Lynch Interactive Corporation common stock prior to December 10, 2004, ownership of any shares of Class A common  stock then  remaining  in that  escrow  account shall be retained by Lynch Interactive Corporation for its own account.

            Robert E. Dolan,  our Assistant  Secretary and Class A director,  is the Chief Financial Officer of Lynch Interactive Corporation.

            As of May 1, 2001,  we entered into an  agreement  with Gray Florida
Holdings Inc., d/b/a GrayLink  Wireless,  Inc., whose President,  Robert Chomat, serves as our Chief Operating Officer,  to provide us with management  services.
The agreement  calls for payment of $125,000 for services  rendered  during 2001 and not less than  $200,000 for services  rendered in 2002. As of March 8, 2002, we have failed to make any payments under this agreement.

Item 13.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

 (a)        The following documents are filed as part of this Report:

(1)         Financial Statements.

            See index to financial statements, which appears on page F-1 herein.

(2)         Exhibits.

Exhibit Number          Description
--------------          -----------

        3.1             Amended and Restated Certificate of Incorporation of the
                        Company  (incorporated  by  reference  to Exhibit 3.1 of
                        Sunshine  PCS  Corporation's  Registration  Statement on
                        Form SB-2/A (File No. 333-50948 (the "2001 SB-2"))

        3.2             Certificate  of  Amendment  to the Amended and  Restated
                        Certificate of Incorporation of Sunshine PCS Corporation
                        (incorporated  by  reference  to Exhibit 3.2 of Sunshine
                        PCS  Corporation's  Registration  Statement on Form SB-2
                        (File No. 333-82116 (the "2002 SB-2"))

        3.3             By-laws of Sunshine  PCS  Corporation  (incorporated  by
                        reference to Exhibit 3.2 of the 2001 SB-2)

        4.1             Form  of   Subordinated   Note  made  by  Sunshine   PCS
                        Corporation to Lynch PCS Corporation A (incorporated  by
                        reference to Exhibit 4.1 of the 2001 SB-2)

        4.2             Warrant  issued by  Sunshine  PCS  Corporation  to Lynch
                        Interactive  Corporation  (incorporated  by reference to
                        Exhibit 4.2 of the 2001 SB-2)

        10.1            Form of Option  Agreements with Directors  (incorporated
                        by reference to Exhibit 10.2 of the 2001 SB-2)

        10.2            Agreement and Plan of Merger dated  February 12, 2001 by
                        and between the  Company  and  Fortunet  Communications,
                        L.P.  (incorporated  by reference to Exhibit 10.3 of the
                        2001 SB-2)

        10.3            Amended  and  Restated  Securities  Issuance  Agreement,
                        dated  February 1, 2002,  by and between the Company and
                        Lynch Interactive Corporation (incorporated by reference
                        to Exhibit 10.4 of the 2002 SB-2)

        10.4            Term Sheet  between the Company  and  GrayLink  Wireless
                        Inc.  (incorporated  by reference to Exhibit 10.5 of the
                        2002 SB-2)

(b)         Financial Statement Schedules:

            None

(c)         Reports  on Form  8-K  filed in the  fourth  quarter  of the  period covered by this Report.

            We filed one report on Form 8-K  during  the  fourth  quarter of the fiscal year ended December 31, 2001. The Form 8-K was filed on December 26, 2001 under Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized, in the City of New York, State of New York on the 29th day of March, 2002.

                                     SUNSHINE PCS CORPORATION

                                     By:        /s/ Karen E. Johnson
                                                -------------------------------
                                                Karen E. Johnson
                                                Chief Executive Officer

                                POWER OF ATTORNEY

            Know all men by these  presents,  that each person  whose  signature appears below hereby constitutes and appoints Robert E. Dolan and John Fikre his true and lawful  attorney-in-fact and agent, with full power of substitution and resubstitution  for  him  and in his  name,  place  and  stead,  in any  and all capacities,  to sign any and all  amendments to this Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection  therewith,  with the Securities and Exchange Commission,  granting unto said attorney-in-fact and agent full power and  authority  to do and perform  each and every act and thing requisite  and  necessary to be done, as fully to all intents and purposes as he might or could do in  person,  hereby  ratifying  and  confirming  all that said attorney-in-fact  and  agent or either of them,  or their or his  substitute  or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Company and in the capacities and on the date indicated.

                    Signature                           Title                                       Date
                    ---------                           -----                                       ----
                                            Chairman of the Board, Chief                       March 29, 2002
/s/ Karen E. Johnson                        Executive Officer and Director
---------------------------------------
Karen E. Johnson

/s/ Robert E. Dolan                         Director and Assistant Secretary                   March 29, 2002
---------------------------------------
Robert E. Dolan

/s/ David S. Ahl                            Director                                           March 29, 2002
---------------------------------------
David S. Ahl

                                    INDEX
                            Sunshine PCS Corporation
    (A Development Stage Enterprise, formerly Fortunet Communications, L.P.)

Report of Independent Auditors..........................................    F-2

Balance Sheets at December 31, 2000 and 2001............................    F-3

Statements of Operations for each of the three years
in the period ended December 31, 2001 and the period from
July 27, 1995 (inception) to December 31, 2001..........................    F-4

Statements of Cash Flows for each of the three years
in the period ended December 31, 2001 and the period from
July 27, 1995 (inception) to December 31, 2001..........................    F-5

Statement of Changes in Partners'/Stockholders' Equity/(Deficit)
for the period from July 27, 1995 (inception)
through December 31, 2001...............................................    F-6

Notes to Financial Statements...........................................    F-7

                         Report of Independent Auditors

Board of Directors and Stockholders
Sunshine PCS Corporation

We have audited the accompanying balance sheets of Sunshine PCS Corporation (the
"Company") a development  stage enterprise,  formerly  Fortunet  Communications,
L.P.,  as of  December  31,  2000  and  2001,  and  the  related  statements  of operations, cash flows, and changes in partners'/stockholders'  equity/(deficit)
for each of the three years in the period  ended  December  31, 2001 and for the period from July 27, 1995  (inception)  to December  31, 2001.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Sunshine PCS  Corporation at
December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended  December 31, 2001,  and for the period from July 27, 1995  (inception) to December 31, 2001, in conformity  with accounting principles generally accepted in the United States.

The accompanying  financial statements have been prepared assuming that Sunshine
PCS  Corporation  will continue as a going concern.  As more fully  described in
Note 1, the Company has incurred losses since  inception,  has not yet adopted a business plan, or determined  how to finance its  operations.  These  conditions raise  substantial  doubt  about the  Company's  ability to  continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the  recoverability  and  classification of assets or the amounts and  classification  of liabilities that may result from the outcome of this uncertainty.

                                                      /s/  Ernst & Young LLP

Stamford, Connecticut
March 29, 2002

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                                 Balance Sheets

                                                                    December 31,    December 31,
                                                                        2000            2001
                                                                   -------------    -------------
Assets

Current Assets
Cash and cash equivalents                                            $       --      $    103,525

Equipment at Cost                                                            --         1,002,684
Less: Accumulated Depreciation                                               --           (47,747)
                                                                     ------------    ------------
     Net Equipment                                                           --           954,937

PCS Licenses, less accumulated amortization of
     $44,767 at December 31, 2001                                       2,686,012       2,641,245
Other Assets                                                                 --             2,425
                                                                     ------------    ------------

Total Assets                                                         $  2,686,012    $  3,702,132
                                                                     ============    ============

Liabilities and partners'/stockholders' equity(deficit)

     Accounts payable                                                $       --      $    728,272
     Loan from Limited Partner                                         83,459,785            --
     Subordinated Notes                                                      --        17,428,603

Preferred Stock, $1.00 par value per shares, $1,000 liquidation liquidation preference per share, 30,000 shares authorized
     10,000 shares outstanding                                               --           863,698

Partners'/stockholders' equity(deficit)

Common Stock, $0.0001 par value

Class A:  Authorized shares-20,000,000
3,057,060 shares outstanding
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding

Additional paid-in capital                                                   --        70,161,354
Deficit accumulated during the development stage                             --       (85,479,795)

General partner's deficit accumulated during the development stage    (12,755,921)           --

Limited partner's deficit accumulated during the development stage    (68,017,852)           --
                                                                     ------------    ------------

Total partners'/stockholders' deficit
     accumulated during the development stage                         (80,773,773)    (15,318,441)
                                                                     ------------    ------------

Total  liabilities and partners'/stockholders' equity (deficit)      $  2,686,012    $  3,702,132
                                                                     ============    ============

See accompanying notes.

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                            Statements of Operations

                                                                                                July 27, 1995
                                                                                                (inception) to
                                                       Years Ended December 31,                 December 31,
                                              1999             2000              2001               2001
                                          ------------     -------------     -------------     --------------

Interest income                          $       --        $       --        $      5,651      $      5,651
Interest expense (including
  commitment fees)                        (13,001,850)      (13,699,645)       (2,934,425)      (78,533,702)
Other expenses                                   --                --            (278,127)         (278,127)
Forgiveness of interest expense                  --                --                --          19,159,890
Impairment of PCS Licenses                (18,454,112)             --                --         (25,032,989)
Depreciation and amortization                    --                --             (92,514)          (92,514)
                                         ------------      ------------      ------------      ------------

Net Loss                                  (31,455,962)      (13,699,645)       (3,299,415)      (84,771,791)

Dividend requirement on
  preferred stock                                --                --            (613,698)         (613,698)
                                         ------------      ------------      ------------      ------------
Loss applicable to common shares         $(31,455,962)     $(13,699,645)     $ (3,913,113)     $(85,385,489)
                                         ============      ============      ============      ============
Net loss allocated to general
  partner                                $ (9,375,529)     $   (136,996)     $    (16,368)     $       --
                                         ============      ============      ============      ============
Net loss allocated to limited
  partner                                $(22,080,433)     $(13,562,649)     $ (1,620,571)     $       --
                                         ============      ============      ============      ============
Pro forma basic and diluted loss
 per common share                        $      (5.13)     $      (2.24)     $      (0.64)     $     (13.94)
                                         ============      ============      ============      ============
Weighted average shares used
  in computation                            6,126,373         6,126,373         6,126,373         6,126,373
                                         ============      ============      ============      ============

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                            Statements of Cash Flows

                                                              Years Ended December 31,             July 27, 1995
                                                                                                   (inception) to
                                                                                                   December 31,
                                                       1999            2000            2001            2001
                                                   ------------    ------------    ------------    ------------
Operating activities
Net loss                                           $(31,455,962)   $(13,699,645)   $ (3,299,415)   $(84,771,791)

Adjustments to reconcile net loss to cash
   provided by operating activities:
Depreciation and amortization                              --              --            92,514          92,514
Compensation expense relating to executive's
   stock options                                           --              --            65,336          65,336
Impairment of PCS licenses                           18,454,112            --              --        25,032,989
Net change in accrued interest and commitment
   fees                                              13,001,850      13,699,645       2,934,425      61,709,012
Net change in accounts payable                             --              --           728,272         728,272
Net change in other assets                                 --              --            (2,425)         (2,425)
                                                   ------------    ------------    ------------    ------------
   Net cash provided by operating activities               --              --           518,707       2,853,907

Investing Activities
Deposits with the FCC                                      --              --              --        (4,200,000)
Purchase of PCS Licenses                                   --              --              --        (4,698,398)
Capital expenditures                                       --              --          (665,182)       (665,182)
Other                                                      (813)           --              --          (215,710)
                                                   ------------    ------------    ------------    ------------
Net cash used in investing activities                      (813)                       (665,182)     (9,779,290)

Financing activities
Net proceeds from (repayments of) Limited
   Partner loans                                            813            --              --         6,080,305
Capital contributions                                      --              --              --           698,603
Sale of preferred stock and warrants                       --              --           250,000         250,000
                                                   ------------    ------------    ------------    ------------
Net cash provided by financing activities                   813            --           250,000       7,028,908

Net change in cash                                         --              --           103,525         103,525

Cash and cash equivalents at beginning of period           --              --              --              --
                                                   ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period         $       --      $       --      $    103,525    $    103,525
                                                   ============    ============    ============    ============

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

         Statement of Changes in Partners'/Stockholders' Equity (Deficit)

     For the period from July 27, 1995 (inception) through December 31, 2001
                                                                                                                      Stockholders'
                                                                                                       Deficit          Deficit
                                                                                                     accumulated      accumulated
                                     General          Limited           Total          Additional    during the       during the
                                    partner's        partner's         partners'         paid-in     development      development
                                 equity(deficit)   equity(deficit)   equity(deficit)     capital       stage            stage
                                 --------------    ---------------   --------------  ------------   ------------   ----------------
Capital contributions             $    350,000     $    348,603     $    698,603     $       --     $       --      $       --
     Net loss                           (4,605)        (455,894)        (460,499)            --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 1995           345,395         (107,291)         238,104             --             --              --
     Net loss                         (850,414)      (6,474,655)      (7,325,069)            --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 1996          (505,019)      (6,581,946)      (7,086,965)            --             --              --
     Net loss                       (9,211,211)     (19,800,154)     (29,011,365)            --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 1997        (9,716,230)     (26,382,100)     (36,098,330)            --             --              --
   Net profit (loss)                 6,472,834       (5,992,670)         480,164             --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 1998        (3,243,396)     (32,374,770)     (35,618,166)            --             --              --
   Net Loss                         (9,375,529)     (22,080,433)     (31,455,962)            --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 1999       (12,618,925)     (54,455,203)     (67,074,128)            --             --              --
   Net loss                           (136,996)     (13,562,649)     (13,699,645)            --             --              --
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 2000       (12,755,921)     (68,017,852)     (80,773,773)            --             --              --
   Net loss through
   February 14, 2001                   (16,368)      (1,620,571)      (1,636,939)            --             --              --
   Capital contribution of Loan
   from Limited Partner                   --         68,965,607       68,965,607             --             --              --
   Merger of Sunshine and
   Fortunet                         12,772,289          672,816       13,445,105       69,664,210    (83,109,315)           --
   Value of equity from stock
   compensation:
   153,410 options issued on
   May 1, 2001                            --               --               --            337,502            --          337,502
   130,000 options issued on
   February 14, 2001                      --               --               --             65,336            --           65,336
   Net loss                               --               --               --               --       (1,662,476)     (1,662,476)
   Common stock dividends                 --               --               --             94,306        (94,306)            --
   Preferred stock dividends              --               --               --               --         (613,698)       (613,698)
                                  ------------     ------------     ------------     ------------   ------------    ------------
Balance at December 31, 2001      $       --       $       --       $       --       $ 70,161,354   $(85,479,795)   $ (1,873,336)
                                  ============     ============     ============     ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                          Notes to Financial Statements

                                December 31, 2001

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

As described in note 8, as of February  22,  2001,  it was agreed that  Sunshine would issue an  additional  235,294  shares of Class A Common Stock to Lynch and
236,237  shares  of Class B Common  Stock to the  holders  of the Class B Common
Stock.

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
On November  13, 2001,  Sunshine  announced a planned  rights  offering to raise equity capital (See Note 12).

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

Sunshine has not yet adopted a business  plan or  determined  how to finance its operations.  Therefore,  Sunshine  has not yet  determined  whether  to  further develop  its PCS  licenses  on its  own,  enter  into a joint  venture  with its licenses, or sell some or all of its licenses, all of which the Company believes are alternative strategies.

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

Current Accounting Developments

Recently,   the  Financial  Accounting  Standards  Board  issued  Statements  of
Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill
and Other  Intangible  Assets,  and No. 144,  Accounting  for the  Impairment or
Disposal of Long-Lived  Assets,  effective for the fiscal years  beginning after
December 15, 2001.  We have not yet  completed our analysis on how the new rules
relating  to  amortization   and  impairment  will  affect  our  accounting  for
intangible  and other long lived assets,  for which  implementation  is required beginning January 1, 2002.

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

Cash Equivalents

Cash and Cash  Equivalents  are invested in United States  Treasury money market funds for which an affiliate of the Company serves as the investment manager.

Equipment

Equipment is recorded as cost and is being  depreciated  using the straight-line method based upon an estimated useful life of seven years.

Capitalized Costs/PCS Licenses Amortization

Certain  direct costs of acquiring the PCS licenses  (such as legal,  filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets,  amounting to $0.1 million at December 31, 2001 and
2000. These costs,  and the costs of the PCS licenses,  are being amortized over
20 years,  which  began on August  31,  2001 when  Sunshine  commenced  offering service.

Fair values of Financial Instruments

The  Company's  financial   instruments  consist  primarily  of  cash  and  cash
equivalents,  accounts payable and debt. All financial instruments are accounted for on a historical  cost basis,  which due to the nature of these  instruments, approximates fair value at the balance sheet dates.

Intangible Impairment

In assessing the  recoverability  of the  Company's  investment in PCS Licenses,
Management must make assumptions regarding estimated future cash flows and other factors to determine  the fair value of the asset.  If these  estimates or their related  assumptions change in the future, the Company may be required to record impairment charges for this asset not previously recorded.

Income Taxes

Sunshine (a "C" corporation  for Federal tax purposes) will file a U.S.  Federal income  tax  return.  Accordingly  at the date of the  reorganization,  Sunshine provided for deferred  income taxes for  temporary  differences  (primarily  the reserve for impairment of PCS licenses) between the financial  statement and tax bases of Sunshine's assets and liabilities.  This adjustment  created a deferred tax asset of  approximately  $4.6 million  ($4.5  million at December 31, 2001), which is fully reserved in the financial statements due to uncertainty regarding its realization.  No tax benefit has been provided in the accompanying financial statements for losses incurred  subsequent to the merger.  As the realization of such losses is dependent  upon the  generation of future taxable income during a period when such losses would be  deductible,  the recording of the deferred tax asset (net of  reserves)  of  $565,000  would be  inconsistent  with  applicable accounting  rules.  Approximately  $2.0  million of net  operating  losses  were generated for tax purposes during the current year which can be carried over for
20 years.

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

Under the  recapitalization  that was  implemented  on February  14,  2001,  the
Limited Partner  contributed  $69.0 million of the outstanding debt as a capital contribution  and the remaining  $16.1  million was  converted  into eight newly created  Subordinated  Notes of equal  amount.  The  Subordinated  Notes  mature equally in three-month  increments from February 2004 to November 2005. Interest is payable at a rate of 9% per  annum,  semiannually  through  the  issuance  of additional principal amounts of subordinated notes.

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

6.          Loss Per Share

For the  period  prior  to  February  14,  2001,  the loss  per  share  has been calculated  on a basis  assuming  that the  6,126,373  shares of common stock of
Sunshine  (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the  reorganization,  including the shares  subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the  beginning of the periods  presented.  Subsequent to February 14, 2001, the loss per  share  has  been  calculated  based on  actual  number  of  shares outstanding.  Warrants  and options  (see note 7), have been  excluded  from the computation  of diluted loss per share for all periods  because  their  issuance would have the effect of reducing the loss per share.

7.          Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares,  including  options for 130,000 shares issued to the non-employee  Chief
Executive Officer,  of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0 per share.  Such options are to become exercisable  three  years from the date of grant and expire  five years from the date of grant.  The 130,000  shares issued to the Chief  Executive  Officer have been  accounted  for at fair value in  accordance  with the  provisions  of EITF
96-18,  "Accounting  for  Equity  Instruments  That Are  Issued  to  Other  Than
Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated  using the  Black-Scholes  Option
Pricing Model, (approximately $223,600 at December 31, 2001), will be recognized as expense over the three year vesting period of the options. In connection with the transaction,  $158,264 of unearned stock  compensation  expense is netted in additional  paid in capital.  The remaining  150,000 options issued to directors have been  accounted for under the  provisions of APB 25  "Accounting  for Stock
Issued  to  Employees".  If these  options  had been  accounted  for  under  the provisions of FAS 123 "Accounting for  Stock-Based  Compensation"  utilizing the
Black-Scholes  Option Pricing Model,  the net losses for the year ended December
31,  2001 and the period  from July 27, 1995  (inception)  to December  31, 2001 would have increased by $75,388, or $0.01 per share.

As of May 1, 2001,  Sunshine  granted to its Chief Operating  Officer options to purchase  306,819 of its Class A common  stock at $1.50 per  share.  50% of such options  became  exercisable  on  Sunshine's  meeting  its  first  FCC  mandated build-out requirement,  which occurred on August 31, 2001, and the remaining 50%
will become  exercisable on the occurrence of certain defined  events.  All such options  expire five years from the date of grant.  Such  options are also being accounted  for in  accordance  with  the  provisions  of  EITF  96-18.  Sunshine estimated  the fair  value of the  153,410  options  which  vested  in August at
$337,502,  using the Black Scholes Option  Pricing  Model.  Such amount has been capitalized  as cost of  equipment  as these costs are  directly  attributed  to construction  of the  equipment.  These  are the  only  exercisable  options  at
December 31, 2001.

In valuing all the above  options,  utilizing the  Black-Scholes  Option Pricing
Model, the following was assumed: a 4.5% risk free interest rate, an expectation that the options would be held until their  expiration  date, 0% dividend  rate, and a volatility factor of 3.0.

8.          Stockholders Equity

On February 1, 2001  Sunshine has also agreed with Lynch that if the holder of a convertible  note of  Lynch  converts  all or a  portion  of its  note  prior to
December 10, 2004, Sunshine will issue:

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

Subsequent to the original  agreement,  Sunshine and Lynch agreed that the above
Class A and Class B common shares would be issued currently.  The Class A shares are being held in escrow by Lynch.

As of February  22,  2001,  Sunshine and Lynch agreed that the above Class A and
Class  B  common  shares  would  be  issued  currently  and  the  warrants  were eliminated.  The Class A shares are being held in escrow by Lynch.  The issuance of the  additional  Class A and Class B common  shares  was  accounted  for as a dividend at the fair value of $94,306.

At the Annual  Meeting,  the  stockholders  also  approved an  amendment  to the
Company's  certificate of incorporation which: (1) gave the holders of our Class
B common  stock the right to convert  their  stock into shares of Class A common stock upon the  earliest  of (i)  October 1, 2006,  (ii) 14 days  following  the absence of any need to maintain  our  present  ownership  structure  in order to
retain   certain   bidding   credits   previously   received  from  the  Federal
Communications Commission or (iii) such earlier date as may be determined by the
Board of Directors;  (2) replaced all references to the phrase  "Control  Group"
with the phrase  "Controlling  Interests;" (3) revised the definition of "Change of  Control"  to  eliminate  the  distinction  between a Change of Control  with respect to our Class A common  stock and a Change of Control with respect to our
Class B common stock; and (4) added a provision  granting our Board of Directors the power to adopt, amend or repeal our By-laws.

9.          Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with GrayLink Wireless,
Inc.  (whose  President  serves as the  Company's  Chief  Operating  Officer) to provide management  services to the Company.  The agreement calls for payment of
$125,000  for  services  rendered  during  2001 and not less than  $200,000  for services  rendered in 2002. As of December 31, 2001,  $125,000 was accrued under this agreement, $62,243 of which was capitalized as equipment as these costs are directly attributed to construction of the equipment.

10.         Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental  expenses  for the year ended  December  31, 2001 was $45,000) The leases call for monthly  payments  totaling $8,583 per month. The leases have a minimum term of five years and are subject to annual escalation clauses.  Minimum rental costs under these  leases for the next five years is as follows:  2002-$104,772,
2003-$108,940, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

11.         Litigation

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole  stockholder of Fortunet  Wireless  Communication  Corporation
which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive  Corporation,  which through February 25, 2001 owned 49.9%
of our equity and currently has notes receivable from us totaling $17.4 million, all of our  preferred  stock and an option to  acquire  4,300,000  shares of our common stock,  among others,  have been named as defendants in a lawsuit brought under the so-called "qui tam"  provisions of the federal False Claims Act in the
United  States  District  Court  for the  District  of  Columbia.  Although  the
complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002,  the defendants  have yet to be formally  served with the complaint.  Under the False Claims Act, a private  plaintiff,  termed a
"relator,"  may file a civil  action  on the U.S.  government's  behalf  against another party for violation of the statute.  In return,  the relator  receives a statutory bounty from the government's litigation proceeds if he is successful.

The relator in this  lawsuit is R.C.  Taylor III,  who is  allegedly an attorney specializing in telecommunications  law. The main allegation in the case is that the  defendants  participated  in the creation of "sham"  bidding  entities that allegedly defrauded the federal Treasury by improperly  participating in certain
Federal   Communications   Commission  spectrum  auctions  restricted  to  small
businesses,  as well as obtaining  bidding  credits in other  spectrum  auctions allocated to "small" and "very small"  businesses.  The lawsuit seeks to recover an unspecified  amount of damages,  which would be subject to mandatory trebling under the statute.

We strongly believe that this lawsuit is completely without merit, and intend to defend the suit  vigorously.  The U.S.  Department  of Justice has  notified the court that it has  declined to intervene  in the case.  Nevertheless,  we cannot predict the ultimate  outcome of the  litigation,  nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation.

12.         Subsequent Events

On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the  construction of equipment  relating to the PCS Licenses.  The exercise price of the options is $2.50 per share.  The estimated fair value of such award will be capitalized as cost of equipment.

On February 26, 2002 the Company commenced a rights offering,  pursuant to which each holder of our Class A and Class B common  stock,  as of February  19, 2002, was granted one right for each share of Class A or Class B common  stock held on
February 19, 2002. Every four such rights entitle the holder thereof to purchase one share of Sunshine's  Class A common stock for $1.00. An aggregate  6,126,373 rights,  exercisable  to purchase an aggregate  of  1,531,593  shares of Class A
Common Stock have been distributed in connection with the rights  offering.  The rights offering,  which was originally  scheduled to terminate on April 5, 2002, has been extended for 30 days.

On February 19, 2002, Lynch Interactive  Corporation advanced Sunshine $550,000, which was used to pay the vendor who installed the equipment.  This advance will be used by Lynch  Interactive  Corporation to either acquire stock in the rights offering,  exercise its warrants,  or be repaid  depending on the results of the rights offering.

