Form 10QSB
period 2002-03-31
SUNSHINE PCS CORP
filed 2002-05-15
CIK 1128735

================================================================================

                                   FORM 10-QSB

(Mark One)

   (X)  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 2002

   ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number          333-8234
                       ------------------------------------

                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   13-4141279
---------------------------------------          ------------------------------
 (State or other jurisdiction of                      (IRS Employer
incorporation or organization)                        Identification No.)

               359 West 11th Street, Suite 7B, New York, NY 10014
               --------------------------------------------------
                     Address of principal executive offices)

                                 (646) 336-1718
                                 --------------
                           (Issuer's telephone number)

      --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

The number of shares  outstanding of Sunshine PCS  Corporation's  Class A Common
Stock as of May 1, 2002, was 3,057,060.

Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )

================================================================================

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                                 Balance Sheets

                                                                       March 31,    December 31,
                                                                         2002           2001
                                                                     ------------   -----------
                                                                      (Unaudited)      (Note)
Assets

Cash and cash equivalents                                           $     51,712    $    103,525

Equipment, at cost                                                     1,102,684       1,002,684
Less: Accumulated Depreciation                                           (83,557)        (47,747)
                                                                     -----------    ------------
     Net Equipment                                                     1,019,127         954,937

PCS Licenses, less accumulated amortization of
     $78,342 at March 31, 2002 and $44,767 at                          2,607,670       2,641,245
     December 31, 2001
Other Assets                                                               2,425           2,425
                                                                     ------------   ------------

Total assets                                                        $  3,680,934    $  3,702,132
                                                                    ============    ============

Liabilities and stockholders' deficiency

Accounts payable and accrued expenses                               $    296,012    $    728,272
Due to Lynch Interactive Corporation                                     565,380            --
Subordinated Notes                                                    17,817,521      17,428,603

Preferred Stock, $1.00 par value per shares, $1,000 liquidation        1,036,301         863,698
     preference per share, 30,000 shares authorized 10,000 shares outstanding

Stockholders' equity(deficit)

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
3,057,060 shares outstanding
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding

Additional paid-in capital                                            70,250,531      70,161,354
Deficit accumulated during the development stage                     (86,284,811)    (85,479,795)
                                                                    ------------    ------------
Stockholders' deficit accumulated during the                         (16,034,280)    (15,318,441)
     development stage                                              ------------    ------------

Total liabilities and stockholders' equity (deficit)                $  3,680,934    $  3,702,132
                                                                    ============    ============

Note:  The balance sheet at December 31, 2001, has been derived from the audited financial  statements at that date, but does not include all of the  information and footnotes required by generally accepted accounting  principles for complete financial statements.

See accompanying notes.

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                      Statements of Operations (Unaudited)

                                                                                  July 27, 1995
                                                                                  (inception) to
                                                  Three Months  Ended March 31,      March 31,
                                                     2002            2001             2002
                                                  ------------  ----------------  --------------

Interest income                                $        321     $       --        $      5,972
Interest expense (including commitment fees)       (401,359)      (1,815,928)      (78,935,061)
Other expenses                                     (161,990)         (13,358)         (440,117)
Forgiveness of interest expense                        --               --          19,159,890
Impairment of PCS Licenses                             --               --         (25,032,989)
Depreciation and amortization                       (69,385)            --            (161,899)
                                                  ------------  ----------------  --------------

    Net Loss                                       (632,413)      (1,829,286)      (85,404,204)

Dividend requirement on
  preferred stock                                  (172,603)         (86,301)         (786,301)
                                                  -----------   ----------------  --------------
Loss applicable to common shares               $   (805,016)    $ (1,915,587)     $(86,190,505)
                                                  ===========   ================  ==============
Basic and diluted loss per common share        $      (0.13)    $      (0.31)     $     (14.07)
                                                  ===========   ================  ==============
Weighted average shares used in computation       6,126,373        6,126,373         6,126,373

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.)

                            Statements of Cash Flows (unaudited)

                                                                                   July 27, 1995
                                                                                   (inception) to
                                                    Three Months Ended March 31,      March 31,
                                                        2002            2001            2002
                                                   ------------    -------------   -------------
Operating activities

Net loss                                           $   (632,413)   $ (1,829,286)   $(85,404,204)

Adjustments to  reconcile  net loss to
   net cash (used in)  provided by
   operating activities:
Depreciation and amortization                            69,385            --           161,899
Compensation expense relating to
   executive's stock options                            (10,823)         13,358          54,513
Impairment of PCS licenses                                 --              --        25,032,989
Net change in accrued interest and commitment
   fees                                                 401,359       1,815,928      62,110,371
Net change in accounts payable and accrued
expenses                                               (432,260)           --           296,102
Net change in other assets                                 --              --            (2,425)
                                                   ------------    ------------    ------------
   Net cash (used in) provided by operating
   activities                                          (604,752)           --         2,249,155

Investing Activities
Deposits with the FCC                                      --              --        (4,200,000)
Purchase of PCS Licenses                                   --              --        (4,698,398)
Capital expenditures                                       --              --          (665,182)
Other                                                      --              --          (215,710)
                                                   ------------    ------------    ------------
Net cash used in investing activities                      --              --        (9,779,290)

Financing activities
Net proceeds from (repayments of) Limited
   Partner loans                                           --              --         6,080,305
Capital contributions                                      --              --           698,603
Sale of preferred stock and warrants                       --              --           250,000
Advance from Lynch Interactive                          552,939            --           552,939
                                                   ------------    ------------    ------------
Net cash provided by financing activities
                                                        552,939            --         7,581,847
                                                   ------------    ------------    ------------

Net change in cash                                      (51,813)           --            51,712

Cash and cash equivalents at beginning of period        103,525            --              --
                                                   ------------    ------------    ------------

Cash and cash equivalents at end of period         $     51,712    $       --      $     51,712
                                                   ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)

                                 March 31, 2002

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

The  accompanying  unaudited  financial  statements  reflect,  in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair  presentation,  in all material  respects,  of the financial position and results of operations for the periods presented.

Administrative Services

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

Under FCC  regulations,  Sunshine  was  required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of  substantial service  in the  areas  covered  by the  licenses  by that  date.  Sunshine  has implemented a system to provide service to its three licensed areas and preserve our  licenses.  Further  buildout  is  required  in order to  establish a viable business plan.  Currently,  we have spent approximately $1.1 million to fund the construction  of these  facilities.  The  Company  is in the  process of raising financing to fund operations and additional capital expenditures.

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

Current Accounting Development

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

Equipment

Equipment is recorded at cost and is being  depreciated  using the straight-line method based upon an estimated useful life of seven years.

Capitalized Costs/PCS Licenses Amortization

Certain  direct costs of acquiring the PCS licenses  (such as legal,  filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying  balance  sheets,  amounting  to $0.1 million at March 31, 2002 and
December 31, 2001.  These costs,  and the costs of the PCS  licenses,  are being amortized over 20 years,  which began on August 31, 2001 when Sunshine commenced offering service.

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

Income Taxes

Sunshine (a "C" corporation  for Federal tax purposes) will file a U.S.  Federal income  tax  return.  Accordingly  at the date of the  reorganization,  Sunshine provided for deferred  income taxes for  temporary  differences  (primarily  the reserve for impairment of PCS licenses) between the financial  statement and tax bases of Sunshine's assets and liabilities.  This adjustment  created a deferred tax asset of  approximately  $4.6 million  ($4.6  million at December 31, 2001), which is fully reserved in the financial statements due to uncertainty regarding its realization.  No tax benefit has been provided in the accompanying financial statements for losses incurred  subsequent to the merger.  As the realization of such losses is dependent  upon the  generation of future taxable income during a period when such losses would be  deductible,  the recording of the deferred tax asset (net of  reserves)  of  $565,000  would be  inconsistent  with  applicable accounting  rules.  Approximately  $2.0  million of net  operating  losses  were generated for tax purposes during the current year which can be carried over for
20 years.

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

7.          Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares,  including  options for 130,000 shares issued to the non-employee  Chief
Executive Officer,  of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0 per share.  Such options are to become exercisable  three  years from the date of grant and expire  five years from the date of grant.  The 130,000  shares issued to the Chief  Executive  Officer have been  accounted  for at fair value in  accordance  with the  provisions  of EITF
96-18,  "Accounting  for  Equity  Instruments  That Are  Issued  to  Other  Than
Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated  using the  Black-Scholes  Option
Pricing Model, (approximately $145,600 at March 31, 2002), will be recognized as expense over the three year vesting  period of the options.  In connection  with the transaction,  $91,087 of unearned stock  compensation  expense is netted in additional  paid in capital.  The remaining  150,000 options issued to directors have been  accounted for under the  provisions of APB 25  "Accounting  for Stock
Issued  to  Employees."  If these  options  had been  accounted  for  under  the provisions of FAS 123 "Accounting for  Stock-Based  Compensation"  utilizing the
Black-Scholes  Option Pricing  Model,  the net losses for the three months ended
March 31, 2002 would have been decreased by $12,489, or $0.00 per share.

As of May 1, 2001,  Sunshine  granted to its Chief Operating  Officer options to purchase  306,819 of its Class A common  stock at $1.50 per  share.  50% of such options  became  exercisable  on  Sunshine's  meeting  its  first  FCC  mandated build-out requirement,  which occurred on August 31, 2001, and the remaining 50%
will become  exercisable on the occurrence of certain defined  events.  All such options  expire five years from the date of grant.  Such  options are also being accounted  for in  accordance  with  the  provisions  of  EITF  96-18.  Sunshine estimated  the fair  value of the  153,410  options  which  vested  in August at
$337,502,  using the Black Scholes Option  Pricing  Model.  Such amount has been capitalized  as cost of  equipment  as these costs are  directly  attributed  to construction of the equipment.  These are the only exercisable  options at March
31, 2002.

On January 18, 2002, the Company's Board of Directors authorized and granted the issuance of options for 50,000  shares of Class A common  stock to a third party in connection with the  construction of equipment  relating to the PCS Licenses.
The options,  which  vested on the grant date,  expire five years from the grant date.  The exercise  price of the options is $2.50 per share and the options are being  accounted  for in accordance  with the provision of EITF 96-18.  Sunshine estimated  that the fair  value of these  options  at the date of the  grant was
$100,000  using the Black Scholes  Option  Pricing  Model.  Such amount has been capitalized  as cost of equipment as these costs are directly  attributed to the construction of the equipment.

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

At the Annual  Meeting,  the  stockholders  also  approved an  amendment  to the
Company's certificate of incorporation which (1) gave the holders of our Class B common  stock the right to convert  their  stock  into  shares of Class A common stock upon the  earliest  of (i)  October 1, 2006,  (ii) 14 days  following  the absence of any need to maintain  our  present  ownership  structure  in order to
retain   certain   bidding   credits   previously   received  from  the  Federal
Communications Commission or (iii) such earlier date as may be determined by the
Board of Directors;  (2) replaced all references to the phrase  "Control  Group"
with the phrase  "Controlling  Interests;" (3) revised the definition of "Change of  Control"  to  eliminate  the  distinction  between a Change of Control  with respect to our Class A common  stock and a Change of Control with respect to our
Class B common stock; and (4) added a provision  granting our Board of Directors the power to adopt, amend or repeal our By-laws.

9.          Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with GrayLink Wireless,
Inc.  (whose  President  serves as the  Company's  Chief  Operating  Officer) to provide management  services to the Company.  The agreement calls for payment of
$125,000  for  services  rendered  during  2001 and not less than  $200,000  for services rendered in 2002. As of March 31, 2002, $150,000 was accrued under this agreement,  $62,243 of which was  capitalized  as  equipment  as these costs are directly attributed to construction of the equipment.

10.         Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental  expenses for the year ended  December 31, 2001 was $45,000).  The leases call for monthly  payments  totaling $8,583 per month. The leases have a minimum term of five years and are subject to annual escalation clauses.  Minimum rental
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
rights offering,  which was originally  scheduled to terminate on April 5, 2002, had been extended for 30 days.

On May 3, 2002, the rights  offering  expired and holders'  exercised  rights to acquire  1,713,628  shares of Class A Common Stock. In accordance with the terms of the rights  offering,  1,531,513  shares will be sold and the remaining funds will be returned to the holders' exercising the rights.

On February 19, 2002, Lynch Interactive  Corporation advanced Sunshine $552,939, which was used to pay the vendor who  installed the  equipment.  $58,824 of this advance was used by Lynch  Interactive  Corporation to acquire shares of Class A
Common Stock in the rights  offering and the remainder will be returned to Lynch
Interactive, including interest at 9% per annum.

Item 2.  Management's Discussion and Analysis of Plan of Operations

Background

We are a development stage company with limited  operations to date. Our ability to develop a profitable personal  communications  service business is subject to substantial risks enumerated certain Risk Factors below.

We were incorporated in July 2000, as the successor to Fortunet  Communications,
L.P.,  a  combination  of  five  partnerships  that  were  awarded  31  personal communications service licenses in the Federal Communications  Commission's 1996
C-Block auction.  These licenses had an aggregate purchase price of $126 million after  a 25%  bidding  credit,  and  were  financed  primarily  by  the  Federal
Communications Commission. Fortunet Communications, L.P. experienced substantial problems in  servicing  this debt  because a  perception  developed  in both the public and private debt and equity  markets that the supply of spectrum  greatly exceeded realistic customer demand. While the Federal Communications  Commission offered Fortunet Communications,  L.P. a relief plan, because this plan required
Fortunet  Communications,  L.P.  to  forfeit  30% of its down  payment,  in 1997
Fortunet  Communications,  L.P. established a reserve of $6.6 million to reflect
the  impairment  in  the  value  of  its  licenses.   In  June  1998,   Fortunet
Communications,  L.P. returned 28 of its licenses, and 15 megahertz of its three remaining 30 megahertz  licenses and  surrendered 70% of its down payment to the
Federal  Communications  Commission in exchange for credits,  which were used to pay all remaining  indebtedness  to the Federal  Communications  Commission.  On
April 15, 1999, the Federal  Communications  Commission completed a reauction of all the C-Block  licenses  that were returned to it. Due to  considerably  lower amounts bid for these  licenses,  in the quarter ended March 31, 1999,  Fortunet
Communications,  L.P.  recorded a further reserve of $18.5 million to write down its investment in the licenses,  plus an additional  $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

Because we have incurred  losses since inception and have not yet determined how to finance  our  operations,  the report of Ernst & Young LLP,  our  independent auditors, with respect to our financial statements as of December 31, 1999, 2000 and 2001 for each of the three years in the period  ended  December 31, 2001 and for the period from July 27, 1995  (inception)  to December 31, 2000 contains an explanatory  paragraph  which expresses  substantial  doubt as to our ability to continue as a going concern.  This opinion  indicates that our auditors  believe that  substantial  doubt exists  regarding  our ability to continue to remain in business.  Such an  opinion  may  adversely  affect  our  ability  to obtain new financing on reasonable  terms or at all.  Certain of the factors  considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements.

Results of Operations

Neither we, nor our  predecessors,  have had any operating  history or revenues.
Through March 31, 2002, we had cumulative net losses applicable to common shares of $86,190,505,  resulting principally from net interest charges of $59,762,730, including  commitment  fees,  and the  write-off of  $25,032,989  to reflect the impairment of our personal communications service licenses.

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

In comparing the results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001, the current  period  included costs in operating our licenses (we were not providing service in the prior year period).
Additionally,  a  portion  of the  prior  year  included  a period  prior to the recapitalization  at the  Company  as  described  in  Note 1 and 4 to  financial statements, and accordingly our interest and commitment fees were higher.

Liquidity and Capital Resources

At March 31,  2002,  we had $51,712 in cash and current  payables  including  an advance from Lynch  Interactive  of $850,769.  At the current level of operating activity,  operations  will require  approximately  $300,000 to $500,000 of cash flow on an annual  basis.  If we decide to  commercially  develop our  licenses, significantly higher levels of cash flow will be required.

Following   completion  of  the  Rights  Offering  on  May  3,  2002,  we  added approximately  $1,500,000  of  cash.  While  this  money  will  pay our  current liabilities and allow us to fund working  capital needs for the  short-term,  we will  need  additional  capital  to  build  out  our  licenses  and to  commence commercial operations. We believe that it would cost between $20 and $50 million to fully build out our licenses.

Our potential to secure new financing  through  traditional  lending  sources is questionable.  We have over $17.8 million in  subordinated  debt, and our assets consist almost  entirely of licenses that  currently  provide  limited  service.
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

To obtain any value with respect to our  licenses,  we have to either sell them, enter into a joint venture, or build them out independently.  If we were to sell
our  licenses,  the  Federal   Communications   Commission  and  possibly  other
regulatory  agencies  must  consent.  If one or more of our  license is sold for cash, we are obligated to use any such proceeds to redeem our subordinated debt, in the  principal  amount  of  approximately  $17.8  million.  If there  are any proceeds remaining following this debt redemption, we are obligated to use up to
$10  million to redeem  our  preferred  stock.  If we were to enter into a joint venture,  or were to sell  our  licenses  for  securities  of  another  personal communications  services  entity,  we  would  be  exposed  to many of the  risks associated  with  independently  developing  our licenses,  along with any risks associated with other operations of the joint venturer or purchaser.

The following table summarizes our current  contractual  commitments  (including interest on Subordinated Notes):

                           Subordinated                    Operating
                              Notes                         Leases                     Total
                     --------------------------------------------------------------------------------

         2002                                               $104,772                      $104,772
         2003                                                108,940                       108,940
         2004              $10,858,664                       113,278                    10,971,942
         2005               11,856,864                       117,793                    11,974,657
         2006                                                 68,311                        68,311
                     --------------------------------------------------------------------------------
                           $22,715,528                      $513,094                   $23,228,622
                     ================================================================================

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

CERTAIN RISK FACTORS

We are a development stage company with no operating history.  Through March 31,
2002, we had no revenues,  cumulative net losses  applicable to common shares of
$86,190,505 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal  communications service licenses and equipment to provide service.  The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our  licenses.  The  likelihood  of  our  future  success  is  therefore  highly uncertain.

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

On  completion  of the  Rights  Offering,  we will  have  cash of  approximately
$1,500,000.  While this money will pay our current  liabilities  and allow us to fund working capital needs for the short-term,  we will need additional  capital to build out our licenses and to commence commercial operations. We believe that it would cost between $20 and $50 million to fully build out our licenses.

Our potential to secure new financing  through  traditional  lending  sources is questionable.  We have over $17.8 million in  subordinated  debt, and our assets consist almost entirely of licenses and equipment that currently provide limited service.  Should we succeed in obtaining  future  financing,  any such loans are likely to contain  restrictions  that limit or prohibit our future actions,  and allow the lender to  accelerate  the loan upon a default.  Thus,  any failure or delay in repaying our current or future debt could  terminate our  business.  We are unable to predict whether our operations will ever generate  sufficient cash flow to repay any current or future  debt.  Alternatively,  we might  attempt to borrow from vendors providing the capital equipment used in providing  services, or conduct either a public or private equity offering to raise these funds,  the results of which are highly uncertain.

An  action  was   commenced   against   Fortunet   Communications,   L.P.,   our
predecessor-in-interest,  as well as Victoria G. Kane,  the sole  stockholder of
Fortunet Wireless  Communication  Corporation which is our largest  stockholder,
Karen  E.  Johnson,   our  Chief  Executive   Officer,   and  Lynch  Interactive
Corporation,  which  through  February 25,  2001,  owned 49.9% of our equity and currently  has notes  receivable  from us  totaling  $17.8  million,  all of our
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

To obtain any value with respect to our  licenses,  we have to either sell them, enter into a joint venture, or build them out independently.  If we were to sell
our  licenses,  the  Federal  Communications   Commission,  and  possibly  other
regulatory  agencies,  must  consent.  If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our subordinated  debt in the  principal  amount  of  approximately  $17.8  million.  If there  are any proceeds remaining following this debt redemption, we are obligated to use up to
$10  million to redeem  our  preferred  stock.  If we were to enter into a joint venture,  or were to sell  our  licenses  for  securities  of  another  personal communications  services  entity,  we  would  be  exposed  to many of the  risks associated with  independently  developing our licenses  discussed below,  along with  any  risks  associated  with  the  operations  of our  joint  venturer  or purchaser.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (b)    Reports of Form 8-K

          Current Report on Form 8-K filed on February 1, 2002

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of
New York on the 15th day of May, 2002.

                                    SUNSHINE PCS CORPORATION

                                    By: /s/ Karen E. Johnson
                                        -------------------------
                                        Karen E. Johnson
                                        Chief Executive Officer