Form 10QSB
period 2002-06-30
SUNSHINE PCS CORP
filed 2002-08-14
CIK 1128735

FORM 10-QSB
                                   -----------


(Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-8234
                       --------



                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                              13-4141279
        --------                                              ----------
 (State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

359 West 11th Street, Suite 7B, New York, NY                    10014
--------------------------------------------                    -----
Address of principal executive offices)                        (Zip Code)

                                 (646) 336-1718
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of August 1, 2002, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

Balance Sheets:

  -      June 30, 2002

  -      December 31, 2001

Statements of Operations:

  -      Three months ended June 30, 2002 and 2001

  -      Six months ended June 30, 2002 and 2001

  -      July 27, 1995 (inception) to June 30, 2002

Statements of Cash Flows:

  -      Six months ended June 30, 2002 and 2001

  -      July 27, 1995 (inception) to June 30, 2002

         Notes to Financial Statements



Item 2.  Management's Discussion and Analysis of Plan of Operations
         ----------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------



Item 1.  Financial Statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                                 Balance Sheets

                                                                                    June 30,     December 31,
                                                                                      2002           2001
                                                                                 ------------    ------------
                                                                                  (Unaudited)      (Note)
Assets

Cash and cash equivalents ....................................................   $    576,829    $    103,525

Equipment, at cost ...........................................................      1,102,684       1,002,684
Less: Accumulated Depreciation ...............................................       (122,938)        (47,747)
                                                                                 ------------    ------------
    Net Equipment ............................................................        979,746         954,937

PCS Licenses, less accumulated amortization of
    $111,917 at June 30, 2002 and $44,767 at
    December 31, 2001 ........................................................      2,574,095       2,641,245
Other Assets .................................................................          2,425
                                                                                                        2,425
                                                                                 ------------    ------------

Total Assets .................................................................   $  4,133,095    $  3,702,132
                                                                                 ============    ============

Liabilities and stockholders' deficiency

Accounts payable and accrued expenses ........................................   $     54,831    $    728,272
Subordinated Notes ...........................................................     18,206,306      17,428,603

Preferred Stock, $1.00 par value per shares, $1,000 liquidation preference per share, 30,000 shares authorized 10,000 shares
    outstanding ..............................................................      1,229,079         863,698

Stockholders' equity(deficit)

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
4,588,653 shares outstanding
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding

Additional paid-in capital ...................................................     71,661,034      70,161,354
Deficit accumulated during the development stage .............................    (87,018,155)    (85,479,795)
                                                                                 ------------    ------------

Stockholders' deficit accumulated during the
    development stage ........................................................    (15,357,121)    (15,318,441)
                                                                                 ------------    ------------

Total liabilities and stockholders' equity
    (deficit) ................................................................   $  4,133,095    $  3,702,132
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


                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                      Statements of Operations (Unaudited)

                                                                                                      July 27,
                                                                                                        1995
                                  Three months Ended June 30,      Six Months Ended June 30,        (inception)
                                                                                                     to June 30,
                                        2002           2001           2002             2001             2002
                                     -----------    -----------    ------------     ------------    -------------

Interest income                      $   2,231      $   2,706      $    2,552      $     2,706      $     8,203
Interest expense (including
  commitment fees)                    (375,994)      (361,956)       (777,353)      (2,177,884)     (79,311,055)
Other expenses                         (93,847)       (57,935)       (255,837)         (71,293)        (533,964)
Forgiveness of interest
 Expense                                     --             --              --               --       19,159,890
Impairment of PCS Licenses                   --             --              --               --     (25,032,989)
Depreciation and amortization          (72,956)             --       (142,341)               --        (234,855)
                                     -----------    -----------    ------------    ------------    -------------

  Net Loss                            (540,566)      (417,185)     (1,172,979)      (2,246,431)     (85,944,770)

Dividend requirement on
  preferred stock                     (192,778)      (174,521)       (365,381)        (260,822)        (979,079)
                                     -----------    -----------    ------------    ------------    -------------

Loss applicable to common
  Shares                           $  (733,344)  $   (591,706)  $  (1,538,360)  $   (2,507,293)  $  (86,923,849)
                                     ===========    ===========    ============ === ============    =============

Basic and diluted loss per
  Common share                   $       (0.10)  $      (0.10)  $       (0.23)  $        (0.41)  $       (14.11)
Weighted average shares used
  In computation                      7,102,553      6,126,373       6,617,160        6,126,373        6,161,457

See accompanying notes




                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.)


                      Statements of Cash Flows (Unaudited)


                                                                                                               July 27, 1995
                                                                                 Six Months Ended June 30,    (inception) to
                                                                                  2002               2001     June 30, 2002
                                                                                --------------------------    --------------
Operating activities
Net loss ..................................................................   $ (1,172,979)   $ (2,246,471)   $(85,944,770)

Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
Depreciation and amortization .............................................        142,341              --         234,855
Compensation expense relating to
   executive's stock options ..............................................        (20,730)         50,053          44,606
Impairment of PCS licenses                                                            --              --        25,032,989
Net change in accrued interest and
   commitment fees ........................................................        777,703       2,177,886      62,486,715
Net change in accounts payable and
accrued expenses ..........................................................       (673,441)          4,740          54,831
Net change in other assets ................................................           --              --            (2,425)
                                                                              ------------    ------------   -------------
Net cash (used in) provided by ............................................
   operating activities                                                           (947,106)        (13,794)      1,906,801
                                                                              -------------   ------------   -------------
Investing Activities
Deposits with the FCC .....................................................           --              --        (4,200,000)
Purchase of PCS Licenses ..................................................           --              --        (4,698,398)
Capital expenditures ......................................................           --              --          (665,182)
Other .....................................................................           --              --          (215,710)
Net cash used in investing ................................................           --              --        (9,779,290)
  activities                                                                  -------------  -------------   -------------

Financing activities
Net proceeds from (repayments of)
   Limited Partner loans ..................................................           --              --         6,080,305
Capital contributions .....................................................           --              --           698,603
Sale of preferred stock and warrants ......................................           --              --           250,000
Proceeds from Rights Offering,
    net of expenses .......................................................      1,420,410          250,000      1,420,410
                                                                              ------------    -------------  --------------
Net cash provided by financing
    activities ............................................................      1,420,410          250,000      8,449,318
                                                                              ------------    -------------  --------------
Net change in cash ........................................................        473,304          236,200        576,829

Cash and cash equivalents at
   beginning of period ....................................................        103,525            --              --
                                                                              ------------        --------       ---------
Cash and cash equivalents at end of
   period .................................................................   $    576,829    $    236,206    $    576,829
                                                                              ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)


                                  June 30, 2002


1. Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Current Accounting Development

Recently, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company has completed the transitional impairment analysis pursuant to SFAS 142.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at June 30, 2002 and December 31, 2001. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service.

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

Income Taxes

Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. This adjustment created a deferred tax asset of approximately $4.6 million ($4.6 million at December 31, 2001), which is fully reserved in the financial statements due to uncertainty regarding its realization. No tax benefit has been provided in the accompanying financial statements for losses incurred subsequent to the merger. As the realization of such losses is dependent upon the generation of future taxable income during a period when such losses would be deductible, the recording of the deferred tax asset (net of reserves) of $565,000 would be inconsistent with applicable accounting rules. Approximately $1.2 million of net operating losses were generated for tax purposes during the six month period ended June 30, 2002 which can be carried over for 20 years.

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

7. Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $97,500 at June 30 2002), will be recognized as expense over the three year vesting period of the options. In connection with the transaction, $44,606 of unearned stock compensation expense is netted in additional paid in capital. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock Issued to Employees." If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, the net losses for the three months ended June 30, 2002 would have been decreased by $11,430, or $0.00 per share.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options became exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% will become exercisable on the occurrence of certain defined events. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August at $337,502, using the Black Scholes Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment. These are the only exercisable options at June 30, 2002.

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

At the Annual Meeting on December 20, 2001, the stockholders also approved an amendment to the Company's certificate of incorporation which (1) gave the holders of our Class B common stock the right to convert their stock into shares of Class A common stock upon the earliest of (i) October 1, 2006, (ii) 14 days following the absence of any need to maintain our present ownership structure in order to retain certain bidding credits previously received from the Federal Communications Commission or (iii) such earlier date as may be determined by the Board of Directors; (2) replaced all references to the phrase "Control Group" with the phrase "Controlling Interests;" (3) revised the definition of "Change of Control" to eliminate the distinction between a Change of Control with respect to our Class A common stock and a Change of Control with respect to our Class B common stock; and (4) added a provision granting our Board of Directors the power to adopt, amend or repeal our By-laws. On February 26, 2002 the Company commenced a rights offering, pursuant to which each holder of our Class A and Class B common stock, as of February 19, 2002, was granted one right for each share of Class A or Class B common stock held on February 19, 2002. Every four such rights entitle the holder thereof to purchase one share of Sunshine's Class A common stock for $1.00. An aggregate 6,126,373 rights, exercisable to purchase an aggregate of 1,531,593 shares of Class A Common Stock have been distributed in connection with the rights offering. The rights offering, which was originally scheduled to terminate on April 5, 2002, had been extended for 30 days.

On May 3, 2002, the rights offering expired and holders' exercised rights to acquire 1,713,628 shares of Class A Common Stock. In accordance with the terms of the rights offering, 1,531,593 shares were sold and the remaining funds were returned to the holders' exercising the rights.

9. Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with GrayLink Wireless, Inc. (whose President serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002. $62,243 of these fees were capitalized as equipment in 2001 as these costs are directly attributed to construction of the equipment.

10. Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses for the year ended December 31, 2001 were $45,000 and $51,498 for the six months ended June 30, 2002). The leases call for monthly payments totaling of $8,583. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five fiscal years are as follows: 2002-$53,272, 2003-$108,940, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

11. Litigation

The Company, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently has notes receivable from us totaling $18.2 million, all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, the seal was lifted on January 11, 2002. We were formally served with the complaint on July 10, 2002, and have until September 5, 2002 to answer, move to dismiss or otherwise respond.

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

12. Related Party Transactions

On February 19, 2002, Lynch Interactive Corporation advanced Sunshine $552,939, which was used to pay the vendor who installed the equipment. $58,824 of this advance was used by Lynch Interactive Corporation to acquire shares of Class A Common Stock in the rights offering and the remainder was returned to Lynch Interactive, including interest at 9% per annum.

Item 2. Management's Discussion and Analysis of Plan of Operations

Background

We are a development stage company with limited operations to date. Our ability to develop a profitable personal communications service business is subject to substantial risks enumerated below.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through June 30, 2002, we had cumulative net losses applicable to common shares of $86,923,849, resulting principally from net interest charges of $60,151,165, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

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

In comparing the results of operations for the three months ended June 30, 2002 to the three months ended June 30, 2001, the current period included cost in operating our licenses (we were not providing service in the prior year period). Additionally, a portion of the prior year included a period prior to the recapitalization at the Company as described in Note 1 and 4 to financial statements, and accordingly our interest and commitment fees were higher. The same factors apply to the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Liquidity and Capital Resources

At June 30, 2002, we had $576,829 in cash and current payables of $54,831. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

We believe that it would cost approximately $10 million to build out our licenses to provide for commercial operations.

Our potential to secure new financing through traditional lending sources is questionable. We have over $18.2 million in subordinated debt, and our assets consist almost entirely of licenses that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our subordinated debt, in the principal amount of approximately $18.2 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser.

The following table summarizes our current contractual commitments (including interest on Subordinated Notes):

                     Subordinated    Operating
           Notes        Leases         Total
       -----------   -----------   -----------
2002   $    53,272   $    53,272
2003       108,940       108,940
2004   $10,858,664       113,278   $10,971,942
2005    11,856,864       117,793    11,974,657
2006        68,311        68,311
       -----------   -----------   -----------
       $22,715,528   $   461,594   $23,177,122
       ===========   ===========   ===========

Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence first phase of commercial operations, we believe we would need to raise approximately $10 million. Whether we would be able to raise this amount of money is highly uncertain. We would also have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

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

CERTAIN RISK FACTORS

We are a development stage company with no operating history. Through June 30, 2002, we had no revenues, cumulative net losses applicable to common shares of $86,923,849 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

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

We have $576,829 in cash. While this money allows us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that this would cost approximately $10 million.

Our potential to secure new financing through traditional lending sources is questionable. We have over $18.2 million in subordinated debt, and our assets consist almost entirely of licenses and equipment that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001, owned 49.9% of our equity and currently has notes receivable from us totaling $18.2 million, all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our subordinated debt in the principal amount of approximately $18.2 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence commercial operations, we would need to raise approximately $10 million. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently has notes receivable from us totaling $18.2 million, all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, the seal was lifted on January 11, 2002, and we were formally served with the complaint on July 10, 2002. We have until September 5, 2002 to answer, move to dismiss or otherwise respond to the complaint.



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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 30, 2002, Robert E. Dolan was elected as a Class A Common Stock Director with the following votes:


Votes For   Votes Withheld
---------   --------------

2,322,356      15,752

Also at such Annual Meeting, a proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2002, was approved with the following votes:


     Number of Votes
     ---------------

For ................   2,333,580
Against ............          20
Abstaining .........       4,508

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibit 99.1 - Section 906 Certifications.
     (b) None.
                                       16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 14th day of August, 2002.




                          SUNSHINE PCS CORPORATION

                          By: /s/ Karen E. Johnson
                          ------------------------
                          Karen E. Johnson
                          Chief Executive Officer