Form 10QSB
period 2002-09-30
SUNSHINE PCS CORP
filed 2002-11-14
CIK 1128735

================================================================================






                                   FORM 10-QSB
                                   -----------


(Mark One)



(X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
                               ------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

Commission file number 333-8234
                       --------



                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                          30-0076986
             --------                                          ----------
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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of November 1, 2002, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )










================================================================================

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         --------------------------------

Balance Sheets:

  -      September 30, 2002

  -      December 31, 2001

Statements of Operations:

  -      Three months ended September 30, 2002 and 2001

  -      Nine months ended September 30, 2002 and 2001

  -      July 27, 1995 (inception) to September 30, 2002

Statements of Cash Flows:

  -      Nine months ended September 30, 2002 and 2001

  -      July 27, 1995 (inception) to September 30, 2002

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Plan of Operations
         ----------------------------------------------------------

Item 4.  Controls and Procedures
         -----------------------

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

SIGNATURE

CERTIFICATIONS


Item 1. Financial Statements

                                             Sunshine PCS Corporation
                                          (A Development Stage Enterprise
                                      Formerly Fortunet Communications, L.P.)

                                                  Balance Sheets

                                             September 30,          December 31,
                                                 2002                  2001
                                             -------------        --------------
                                             (Unaudited)              (Note)
Assets

Cash and cash equivalents .......................   $    476,614    $    103,525

Equipment, at cost ..............................      1,102,684       1,002,684
Less: Accumulated Depreciation ..................       (162,319)        (47,747)
                                                    ------------    ------------
    Net Equipment ...............................        940,365         954,937

PCS Licenses, less accumulated amortization of
    $145,492 at September 30, 2002 and $44,767 at
    December 31, 2001 ...........................      2,540,520       2,641,245
Other Assets ....................................          2,425           2,425
                                                    ------------    ------------

Total Assets ....................................   $  3,959,924    $  3,702,132
                                                    ============    ============

Liabilities and stockholders' deficiency

Accounts payable and accrued expenses ...........   $     67,037    $    728,272
Subordinated Notes ..............................     18,615,025      17,428,603

Preferred Stock, $1.00 par value per shares,
    $1,000 liquidation preference per share,
    30,000 shares authorized 10,000 shares
    outstanding .................................      1,417,868         863,698

Stockholders' deficiency

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
4,588,653 shares outstanding
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding

Additional paid-in capital ......................     71,631,098      70,161,354
Deficit accumulated during the development stage     (87,771,104)    (85,479,795)
                                                    =============    ===========

Stockholders' deficit accumulated during the
    development stage ...........................    (16,140,006)    (15,318,441)
                                                    ------------    ------------


Total liabilities and stockholders' deficiency ..   $  3,959,924    $  3,702,132
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


                                             Sunshine PCS Corporation
                                          (A Development Stage Enterprise
                                      Formerly Fortunet Communications, L.P.)

                                       Statements of Operations (Unaudited)

                                                                                                                       July 27,
                                                                                                                         1995
                                                          Three months Ended      Nine Months Ended September        (inception) to
                                                            September 30,                    30,                        September
                                                                                                                          30,
                                                          2002           2001           2002             2001            2002
                                                     -----------    -----------    ------------     ------------    -------------

Interest income ................................   $      2,141    $      1,946    $      4,693    $      4,653    $     10,344
Interest expense (including
  commitment fees) .............................       (408,719)       (365,933)     (1,186,422)     (2,543,817)    (79,719,774)
Other expenses .................................        (84,626)        (66,081)       (340,113)       (137,374)       (618,590)
Forgiveness of interest
 Expense .......................................           --              --              --              --        19,159,890
Impairment of PCS Licenses .....................           --              --              --              --       (25,032,989)
Depreciation and amortization ..................        (72,956)           --          (215,297)           --          (307,811)
                                                   ------------    ------------    ------------    ------------    ------------
  Net Loss .....................................       (564,160)       (430,068)     (1,737,139)     (2,676,538)    (86,508,930)

Dividend requirement on
  preferred stock ..............................       (188,789)       (176,438)       (554,170)       (437,260)     (1,167,868)
                                                   ------------    ------------    ------------    ------------    ------------
Loss applicable to common
  Shares .......................................   $   (752,949)   $   (606,506)   $ (2,291,309)   $ (3,113,798)   $(87,676,798)
                                                   ============    ============    ============    ============    ============
Basic and diluted loss per
  Common share .................................   $      (0.10)   $      (0.10)   $      (0.33)   $      (0.51)   $     (14.11)
Weighted average shares used
  In computation ...............................      7,657,966       6,126,373       6,967,908       6,126,373       6,213,926

See accompanying notes



                                             Sunshine PCS Corporation
                                         (A Development Stage Enterprise,
                                      Formerly Fortunet Communications, L.P.)


                                       Statements of Cash Flows (Unaudited)



                                                                                            July 27, 1995
                                                                                           (inception) to
                                                          Nine Months Ended September 30,   September 30,
                                                              2002               2001           2002
                                                          -------------------------------  --------------
Operating activities ..................................
Net loss ..............................................   $ (1,737,139)   $ (2,676,538)   $(86,508,930)

Adjustments to reconcile net loss
   to net cash (used in) provided
   by operating activities:
Depreciation and amortization .........................        215,297            --           307,811
Compensation expense relating to
   executive's stock options ..........................        (44,214)         64,958          21,122
Impairment of PCS licenses
                                                                  --              --        25,032,989
Net change in accrued interest and
   commitment fees ....................................      1,186,422       2,543,817      62,895,434
Net change in accounts payable and
accrued expenses ......................................       (661,235)        701,532          67,037
Net change in other assets ............................           --            (2,425)         (2,425)
                                                          ------------    ------------    ------------
   Net cash (used in) provided by .....................     (1,040,869)        631,344       1,813,038
   operating activities                                   ------------    ------------    ------------

Investing Activities
Deposits with the FCC .................................           --              --        (4,200,000)
Purchase of PCS Licenses ..............................           --              --        (4,698,398)
Capital expenditures ..................................           --          (665,182)       (665,182)
Other .................................................           --              --          (215,710)
                                                          ------------    ------------    ------------

Net cash used in investing ............................           --          (665,182)     (9,779,290)
activities                                                ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of)
   Limited Partner loans ..............................           --              --         6,080,305
Capital contributions .................................           --              --           698,603
Sale of preferred stock and warrants ..................           --           250,000         250,000
Proceeds from Rights Offering,
    net of expenses ...................................      1,413,958            --         1,413,958
                                                          ------------    ------------    ------------
Net cash provided by financing
    activities ........................................      1,413,958         250,000       8,442,866
                                                          ------------    ------------    ------------
Net income in cash ....................................        373,089         216,162         476,614

Cash and cash equivalents at
   beginning of period ................................        103,525            --              --
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of
   period .............................................   $    476,614    $    216,162    $    476,614
                                                          ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)


                               September 30, 2002


1.   Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The common stock outstanding of Sunshine consists of 4,588,653 shares of Class A Common Stock, which are entitled to one vote per share, and 3,069,313 shares of Class B Common Stock, which will be entitled to five votes per share. In all economic terms, the Class A and Class B shares are equal. The General Partner received 100% of the Class B shares representing 50.1% of the outstanding common stock and the Limited Partner received 100% of Class A shares representing 49.9% of the common stock.

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

Current Accounting Development

Recently, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company has completed the transitional impairment analysis pursuant to SFAS 142 and determined that there is no impairments as of January 1, 2002.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at September 30, 2002 and December 31, 2001. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service.

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

Prior to the reorganization, the results of operations of the Partnerships and Fortunet were included in the taxable income or loss of the individual partners and, accordingly, no tax benefit has been recorded. No tax benefit has been provided in the accompanying financial statements for losses incurred subsequent to the merger. As the realization of such losses is dependent upon the generation of future taxable income during a period when such losses would be deductible, the recording of the deferred tax asset (net of reserves) of $986,000 would be inconsistent with applicable accounting rules. Approximately $1.7 million of net operating losses were generated for tax purposes during the nine month period ended September 30, 2002 which can be carried over for 20 years. As a result of the debt restructuring discussed in Note __, the Company expects to utilize a majority of the losses generated since the time of the merger during the year end December 31, 2002.

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

In October 2002, the Company approved a plan, subject to stockholder approval, to restructure these subordinated notes by exchanging $18.5 million of these notes for two separate series of preferred stock, one, the Series A-1 Preferred Stock, with a liquidation value of $2.0 million, and a second, the Series A-2 Preferred Stock, with a liquidation value of $12.5 million. The Series A-2 Preferred Stock will be convertible into the Company's Class A Common Stock at $1.00 per share. A $4.0 million extraordinary gain is expected to be recognized on this restructuring in the fourth quarter of 2002.

5.   Preferred Stock

The terms of the Preferred Stock are as follows:

o dividends in kind at an annual rate of seven shares of additional preferred stock for each one hundred shares of preferred stock outstanding for the first five years and thereafter dividends in cash at the annual rate of 7%, and

o    no voting rights except as provided by law, and

o must be redeemed at $1,000 per share, plus accrued and unpaid dividends, on a change in control of the Class A or Class B common stock, or upon the sale of one or more PCS licenses for cash or a non-cash sale which is subsequently converted into or redeemed for cash in an amount proportional to that number of persons covered by the sale of such licenses for cash, or that portion of a non-cash sale subsequently converted into or redeemed for cash, compared to the total persons covered by our three initial PCS licenses, in each case based on the 1998 or most recent estimates by the United States Bureau of Census, and

o may be redeemed at $1,000 per share plus accrued and unpaid dividends, if funds are lawfully available, and the board of directors' consents.

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

7.   Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $97,500 at June 30 2002), will be recognized as expense over the three year vesting period of the options. In connection with the transaction, $44,606 of unearned stock compensation expense is netted in additional paid in capital. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock Issued to Employees." If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, the net losses for the three months ended September 30, 2002 would have been decreased by $27,097, or $0.00 per share.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options became exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% will become exercisable on the occurrence of certain defined events. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August at $337,502, using the Black Scholes Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment. These are the only exercisable options at September 30, 2002.

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

10.  Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses for the year ended December 31, 2001 were $45,000 and $77,327 for the nine months ended September 30, 2002). The leases call for monthly payments totaling of $8,583. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five fiscal years are as follows: 2002-$26,774, 2003-$108,940, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

11.  Litigation

The Company, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently has redeemable preferred stock from us totaling $25.7 million, and an option to acquire
4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, the seal was lifted on January 11, 2002. We were formally served with the complaint on July 10. On September 19, 2002, Sunshine filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. The relator has until November 25, 2002, to respond to Sunshine's motions.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through September 30, 2002, we had cumulative net losses applicable to common shares of $86,508,930, resulting principally from net interest charges of $79,719,774, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

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

In comparing the results of operations for the three months ended September 30, 2002 to the three months ended June 30, 2001, the current period included cost in operating our licenses (we were not providing service in the prior year period). Additionally, a portion of the prior year included a period prior to the recapitalization at the Company as described in Note 1 and 4 to financial statements, and accordingly our interest and commitment fees were higher. The same factors apply to the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002, we had $476,614 in cash and current payables of $67,037. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

We believe that it would cost approximately $10 million to build out our licenses to provide for commercial operations.

Our potential to secure new financing through traditional lending sources is questionable. We have over $25.7 million of Redeemable Preferred Stock, and our assets consist almost entirely of licenses that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our preferred, in the amount of the liquidation value of approximately $25.7 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser.

The following table summarizes our current contractual commitments:

                                  Operating
                                   Leases
                             --------------------
                   2002            $ 26,774
                   2003             108,940
                   2004             113,278
                   2005             117,793
                   2006              68,311
                                   --------
                                   $435,096
                                   ========


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

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company has completed the transitional impairment analysis pursuant to SFAS 142 and determine that there is no impairment as of January 1, 2002.

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

CERTAIN RISK FACTORS

We are a development stage company with no operating history. Through September 30, 2002, we had no revenues, cumulative net losses applicable to common shares of $87,676,798 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

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

We have $476,614 in cash. While this money allows us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that this would cost approximately $10 million.

Our potential to secure new financing through traditional lending sources is questionable. We have over $25.67 million in redeemable preferred stock, and our assets consist almost entirely of licenses and equipment that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001, owned 49.9% of our equity and currently has redeemable preferred stock from us totaling $25.7 million, and an option to acquire 4,300,000 shares of our common stock, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our preferred in the amount of the liquidation value of approximately $25.7 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

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

Item 4. Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures.

               Our chief executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of a date within 90 days of the filing date of this quarterly report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that if files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          (b)  Changes in internal controls.

               There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently has notes receivable from us totaling $18.2 million, all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, the seal was lifted on January 11, 2002, and we were formally served with the complaint on July 10, 2002. On September 19, 2002,
Sunshine filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. The relator has until November 25, 2002, to respond to Sunshine's motions.

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

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibit 99.1 - Chief Executive Officer Section 906 Certification.
               Exhibit   99.2  -  Principal   Financial   Officer   Section  906
               Certification

          (b)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 14th day of November, 2002.




                                    SUNSHINE PCS CORPORATION

                                    By:      /s/ Karen E. Johnson
                                             --------------------
                                             Karen E. Johnson
                                             Chief Executive Officer

                                 CERTIFICATIONS

I, Karen E. Johnson, the Chief Executive Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sunshine PCS Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ Karen E. Johnson
                                                   --------------------
                                                   Karen E. Johnson
                                                   Chief Executive Officer of
                                                   Sunshine PCS Corporation
November 14, 2002

     I, Robert E. Dolan, the principal financial officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sunshine PCS Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Robert E. Dolan
                                          -------------------
                                          Robert E. Dolan
                                          principal financial officer of
                                          Sunshine PCS Corporation
November 14, 2002