Form 10KSB
period 2002-12-31
SUNSHINE PCS CORP
filed 2003-03-31
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        Commission File Number 333-50948

                            SUNSHINE PCS CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                                  30-0076986
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              359 West 11th Street
                                    Suite 7B
                            New York, New York 10014
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (646) 336-1718

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for the fiscal year ended December 31, 2002 was $0.

     As of March 24, 2003, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US$618,000, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

     The number of shares of the Registrant's Class A and Class B Common Stocks issued and outstanding as of March 24, 2003 was 4,588,653 and 3,069,313.

                            SUNSHINE PCS CORPORATION

                                TABLE OF CONTENTS

                                                                      Page No.


Item 1.    Business..................................................


Item 2.    Properties................................................

Item 3.    Legal Proceedings.........................................


Item 4.    Submission of Matters To a Vote of Security Holders.......


Item 5.    Market For Company's Common Equity and
           Related Stockholder Matters...............................


Item 6.    Management's Discussion and Analysis of
           Financial Condition and Plan of Operation.................


Item 7.    Financial Statements......................................


Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................


Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act.......................................


Item 10.   Executive Compensation....................................


Item 11.   Security Ownership of Certain Beneficial Owners
           and Management............................................


Item 12.   Certain Relationships and Related Transactions............


Item 13.   Exhibits and Reports on Form 8-K..........................

Item 14.    Controls and Procedures..................................


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

     On August 31, 2001, we met the Federal Communications Commission requirement that we provide service coverage to at least one-quarter of the population in our licensed areas. However, we presently do not have the funds necessary to fully build out a robustsystem necessary to provide commercial operations, which we estimate to cost between $10.0 and $15.0 million. We may seek to raise the funds necessary to fully build out our system through a debt financing, a public or private equity offering, or by entering into a joint venture. We are a development stage company with no operating history. We have not yet adopted a business plan or settled on a business strategy.

We are the successor to Fortunet Communications, L.P., itself the successor to five partnerships that were awarded 31 personal communications service licenses in the Federal Communication Commission's 1996 C-Block auction. Following this auction, Fortunet Communications, L.P. was unable to service the debt its predecessors had incurred to acquire these licenses, forcing it to seek relief from the Federal Communications Commission, return 28 of its licenses and surrender 15 megahertz of its three remaining 30 megahertz licenses. As the Federal Communications Commission's proposed relief required Fortunet
Communications, L.P. to surrender 30% of its down payment, Fortunet Communications, L.P. recorded a charge of $6.6 million to reflect the impairment in the value of its licenses. In the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded an additional charge of $18.5 million to further write down its investment in the licenses.

The following table identifies our predecessor entities and illustrates how our licenses have been held:

   1995                      1997                                2001

Aer Force
Communications, L.P.

Fortunet Wireless
Communications, L.P.

High Country
Communications, L.P.    Fortunet
                        Communications, L.P.       Sunshine PCS Corporation
New England Wireless
Communications, L.P.

SoutheastWireless
Communications, L.P.

Growing Demand for Wireless Services

     Demand for wireless communications has grown rapidly over the past decade. According to the Cellular Telecommunications & Internet Association's Semi-Annual Wireless Industry Survey the number of wireless telephone subscribers in the United States grew from 128.4 million in December 2001 to
140.8 million in December 2002, a 10% growth rate and representing a national wireless penetration rate of about 49%. We believe that this growth will continue as service costs decline, more services are offered, and awareness of the productivity increases.

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

     Cellular Operators. If we commence commercial operations using our licenses, we would have to compete with established cellular telephone service operators in the markets we intend to enter. Principal wireless communication providers in our markets are the Alltel Corp., Cellular One Group, Cingular Wireless LLC, Nextel Communications Inc., Sprint PCS Corp., United States
Cellular Corporation, Verizon Wireless Inc. and VoiceStream Wireless Corp. In addition, the introduction of digital transmission technologies to supplant traditional analog cellular systems is increasing the capacity and quality of existing cellular telephone systems. Cellular licensees have also acquired personal communications service spectrum in the D and E-Blocks, providing them with greater capacity and the ability to offer more advanced services in their markets. However, we believe that upgrading from analog to digital is expensive, and that it will likely be several years before cellular networks are fully converted to digital technology. Thus, we believe that by providing low-priced services and new wireless features on our digital networks, we would be competitive with cellular operators.

     Other  Personal   Communications  Service  Operators.  If  we  develop  our
licenses, we would compete with A, B, C, D, E, and F-Block personal communications service licensees, many of whom are cellular-affiliated companies that can utilize personal communications service spectrum in new markets to expand their national or regional coverage. Principal wireless communication providers in our markets are the Alltel Corp., Cellular One Group, Cingular Wireless LLC, Nextel Communications Inc., Sprint PCS Corp., United States Cellular Corporation, Verizon Wireless Inc. and VoiceStream Wireless Corp. These competitors have all had substantial lead-time to develop their networks, and some of these parties, particularly the A, B, D and E-Block licensees, have significantly greater financial, technical, marketing and other resources than we. Although the D, E and F-Block licenses are for only 10 megahertz each, entities can, subject to the Federal Communication Commission's spectrum cap rules limiting entities to 45 megahertz of cellular, broadband personal communications service spectrum (55 megahertz in certain rural markets) in a given market, acquire 10 megahertz licenses and consolidate them so as to design 20 or 30 megahertz systems which have more capacity than ours.

     Other Competition. As a result of advances in digital technology, some service providers have begun to design and deploy digital mobile networks that may be competitive with us. While it is presently unclear whether the quality and capacity of these networks will be able to compete effectively with cellular and personal communications service networks, Nextel Communications Inc. has begun successfully offering a competitive wireless service based on such advances in digital technology.

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

Government Regulation

     As a recipient of licenses acquired through the C-Block Auction, our ownership structure and operations are and will continu to be subject to substantial Federal Communications Commission regulation.

     Federal Communications Commission Authority. The Communications Act of 1934, as amended, grants the Federal Communications Commission the authority to regulate the licensing and operation of all non-federal government radio-based services in the United States. The scope of the Federal Communications Commission's authority includes:

o    allocating radio frequencies, or spectrum, for specific services,

o establishing qualifications for applicants seeking authority to operate such services, including personal communications service applicants,

o assigning initial licenses, approving modifications thereto, approving license renewals, and approving the transfer or assignment of such licenses,

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

     Build Out Requirements. Each of our licenses is subject to a Federal Communications Commission requirement that we construct personal communications service networks that provide adequate service to at least one-quarter of the population in the related personal communications service market, or make a showing of substantial service in a licensed area, within five years of the license grant date. As our licenses were granted to us on September 17, 1996, we were required to satisfy this build out requirement by September 17, 2001. We have constructed a system and met this build out requirement, and have so certified to the Federal Communications Commission. In general, any failure to comply with Federal Communications Commission build out requirements could cause the revocation of our licenses and/or the imposition of fines or other sanctions.

     Commercial Mobile Radio Service Spectrum Ownership Limit. Under certain prior Federal Communications Commission's rules affecting commercial mobile radio services, including personal communications service and cellular licensees, no entity could hold attributable interests in licenses for more than 55 megahertz of personal communications service spectrum, cellular and certain specialized mobile radio services where at least 10% of the population of the personal communications service licenses service area fell within the cellular and/or specialized mobile radio service areas(s). The Federal Communications Commission eliminated this spectrum "cap" effective January 1, 2003. We cannot predict what, if any, effect this action will have on our business or operations.

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

     In general, failure to comply with such rules could cause the imposition of significant fines or other sanctions, or in extreme cases, revocation of non-renewal of our licenses.

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

     We are a development stage company with no operating history. Through December 31, 2002, we had no revenues, cumulative net losses applicable to common shares of $84,063,345 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern. This opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

     Because we have incurred losses since inception and have not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002 contains an explanatory paragraph which expresses substantial doubt as to our ability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements.

As we do not know when we will have revenues, in order to commence commercial operations, we will need to incur more debt in the future. Given our history of losses, our ability to secure this needed financing on reasonable terms, or at all, is questionable.

     We currently have $431,737 in cash. While this money will pay our current liabilities and allow us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that it would cost between $10.0 and $15.0 million to fully build out our licenses.

     Our potential to secure new financing through traditional lending sources is questionable. We have redeemable preferred stock with a liquidation preference of $25.9 million at December 31, 2002 (including accrued dividends), and our assets consist almost entirely of licenses and equipment that currently provides limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

Our predecessor, Chief Executive Officer and largest stockholder have been named as defendants in a lawsuit which could distract our management and result in a material adverse effect on our business.

     An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through March 24, 2003, owned 47.2% of our equity on a fully diluted basis, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition. (See Item 3:
Legal Procedings)

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

     To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem preferred stock having an aggregate liquidation value of $25.9 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

     Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence commercial operations, we would need to raise between $10 and $15 million. Whether we would be able to raise this amount of money is highly uncertain. We also would have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

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

     Fortunet Communications, L.P., our predecessor, was the successor to five partnerships that were awarded 31 personal communications service licenses in the 1996 C-Block auction. Fortunet Communications, L.P. experienced substantial problems in servicing the debt incurred to acquire its licenses, forcing it to return 28 of its licenses and 15 megahertz of its three remaining 30 megahertz licenses. Because the proposed relief offered by the Federal Communications Commission would have required the forfeiture of 30% of its down payment, in 1997, Fortunet Communications, L.P. recorded a charge of $6.6 million to reflect the impairment in the value of its licenses. In 1999, Fortunet Communications, L.P. recorded a further charge of $18.5 million to write down its investment in the licenses due to considerably lower amounts bid for returned C-Block licenses at a reauction.

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

As our common stock is junior to our preferred stock, we would need to receive net proceeds of more than $25.9 million from any sale of our licenses before any portion of such sale proceeds could be received by holders of our common stock.

     Our common stock is junior to preferred stock. As a result, we would need to receive net proceeds of more than $25.9 million from any sale of our licenses, before any portion of such sale proceeds could be received by holders of our common stock. Our common stock would also be junior to any indebtedness we may incur in the future.

A subsidiary of Lynch Interactive Corporation holds warrants to purchase 4,300,000 shares of our Class A common stock at $.75 per share and convertible preferred stock convertible into 2,000,000 shares of our Class A Common Stock, which could adversely affect the value of our common stock or, if exercised, dilute the ownership percentage of the then holders of our Class A common stock.

     A subsidiary of Lynch Interactive Corporation holds warrants to purchase 4,300,000 shares of our Class A common stock at $.75 per share and preferred stock convertible into 2,000,000 shares of our Class A Common Stock. Some or all of these warrants and preferred stock may be exercised and/or converted, which could adversely affect the value of our common stock. That exercise and/or conversion would also dilute the then-existing stockholders' percentage ownership of our common stock, and any sales in the public market of the common stock issued upon such exercise could adversely affect prevailing market prices for our common stock. The full exercise of these warrants and conversion of the preferred stock would result in the issuance of Class A common stock representing approximately 45.1% of our total outstanding common stock and 57.9% of our Class A common stock. Upon such exercise and conversion, the Class A common stock held by the current stockholders would be reduced from 59.9% of the total common stock and 100% of the Class A common stock to 32.9% of the total common stock and 42.1% of the Class A common stock.

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

Item 3. Legal Proceedings

     Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001 and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

     We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action of the southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, we filed a reply in support of its motion to dismiss.

     We strongly believe that this lawsuit is completely without merit, and intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our financial condition.

Item 4. Submission of Matters To a Vote of Security Holders


     On November 29, 2002, the holder of our Class B common stock, $.0001 par value, by written consent, approved an amendment to our certificate of incorporation authorizing two new series of preferred stock, one, the Series A-1 preferred stock, having an aggregate liquidation value of $12.5 million and the other, the Series A-2 preferred stock, a convertible preferred stock having an aggregate liquidation value of $2 million. Both series of preferred stock have no dividends and are redeemable at liquidation value upon the occurrence of certain triggering events. The Series A-2 preferred stock is convertible into our Class A Common Stock at a conversion price of $1.00 per share. The Series A-1 preferred stock and the Series A-2 preferred stock were issued to Lynch Interactive Corporation in November 2002, in exchange for approximately $18.8 million of our subordinated notes held by Lynch Interactive.

                                     PART II

Item 5. Market For Company's Common Equity and Related Stockholder Matters

     The Class A common stock commenced trading on the over-the-counter market on March 13, 2001. The following table sets forth the high and low closing prices of the Class A common stock for the periods indicated, as reported by published sources.

                                                                                Low     High
2002 Fiscal Year
First Quarter ..................................................................$1.06   $2.90
Second Quarter .................................................................$0.75   $1.30
Third Quarter ..................................................................$0.35   $0.65
Fourth Quarter .................................................................$0.17   $0.40

                                                                                Low     High
2001 Fiscal Year
First Quarter ..................................................................$0.30   $4.00
Second Quarter .................................................................$1.50   $3.50
Third Quarter ..................................................................$1.75   $3.00
Fourth Quarter .................................................................$1.60   $2.50

     As of March 24, 2003, there were approximately 812 holders of record of our Class A common stock.

     On February 12, 2002, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (File No. 333-82116) effective. Pursuant to such Registration Statement, On April 5, 2002, the Company consummated a rights offering for 1,531,593 shares of its Class A Common Stock at $1.00 per share, raising net proceeds of $1.4 million, after payment of fees and expenses. No discount or commission was payable in connection with the rights offering.

     Approximately $0.8 million of the funds from the rights offering were used to repay current liabilities of the Company existing at the time of the rights offering. An additional $0.6 million of the proceeds were used for working capital and general corporate purposes during the remainder of 2002.

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

     We were incorporated in July 2000, as the successor to Fortunet Communications, L.P., a combination of five partnerships that were awarded 31 personal communications service licenses in the Federal Communications Commission's 1996 C-Block auction. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P. a relief plan, because this plan required Fortunet Communications, L.P. to forfeit 30% of its down payment, in 1997 Fortunet Communications, L.P. recorded a charge of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P. returned 28 of its licenses, and 15 megahertz of its three remaining 30 megahertz licenses and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded a further charge of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million at December 31, 1999.

     Because we have incurred losses since inception and have not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002 contains an explanatory paragraph which expresses substantial doubt as to our ability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements.

Results of Operations

     Neither we, nor our predecessors, have had any operating history or revenues. Through December 31, 2002, we had a deficit accumulated during the development stage of $84,157,651, resulting principally from net interest charges of $60,768,955, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

     During the year ended December 31, 2002, our net profit was $2,065,103 as compared to a net loss of $3,299,415 for the year ended December 31, 2001. The change was primarily due to the forgiveness of debt of $4,323,746 as a result of the exchange of our subordinated notes for preferred stock in November 2002. Interest expense was also reduced due to this exchange and the restructuring of our limited partner loan to subordinated notes in February 2001. We began offering services on August 31, 2001, accordingly other expenses, depreciation expense of our equipment and amortization expense of our licenses was higher in 2002 than 2001.

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

Liquidity and Capital Resources

     At December 31, 2002, we had $431,737 in cash and current payables of $146,994. At the current level of operating activity, operations will require approximately $200,000 to $300,000 of cash flow on an annual basis. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

     During 2002, the Company sold 1,531,593 shares of its Class A common stock to its shareholders by way of a rights offering. The gross proceeds from the exercise of rights was $1,531,593 and the costs associated with the rights offering were $96,508. The net proceeds were used to pay current liabilities which primarily consisted of costs of equipment and allow us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that it would cost between $10.0 and $15.0 million to fully build out our licenses.

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

     To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our licenses is sold for cash, we are obligated to use any such proceeds to redeem our preferred stock of $25.9 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser. The following table summarizes our current contractual commitment:

   2003   $108,940
   2004    113,278
   2005    117,793
   2006     68,311
   2007       --
          --------
Total     $408,322
          ========


     Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence commercial operations, we would need to raise over $10.0 million. Whether we would be able to raise this amount of money is highly uncertain. We would also have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service our debt, thus placing us in danger of default.

     On January 1, 2002, we adopted Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. While the Company expects renewal of its licenses by the granting authorities which would allow it to classify its licenses as indefinite lived assets, because of its lack of operating history and our current cash flow deficit, the Company has not implemented the non-amortization provisions of SFAS 142 and is amortizing its licenses over ten years. Under these standards at least annually, the Company is required to test for the impairment of its indefinitive lived assets. The Company has completed its transition and its first annual test of impairment and found there to be no impairment at this time.

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

Item 7. Financial Statements

                                      INDEX
                            Sunshine PCS Corporation
    (A Development Stage Enterprise, formerly Fortunet Communications, L.P.)

Report of Independent Auditors..........................................

Balance Sheets at December 31, 2001 and 2002............................

Statements of Operations for each of the three years in the
 period ended December 31, 2002 and the period from July 27,
 1995 (inception) to December 31, 2002..................................

Statements of Cash Flows for each of the three years in the
 period ended December 31, 2002 and the period from July 27,
 1995 (inception) to December 31, 2002..................................

Statement of Changes in Partners'/Stockholders' Equity/(Deficit)
 for the period from July 27, 1995 (inception) through December 31,
 2002...................................................................

    Notes to Financial Statements.......................................

                         Report of Independent Auditors


Board of Directors and Stockholders
Sunshine PCS Corporation

We have audited the accompanying balance sheets of Sunshine PCS Corporation (the "Company") a development stage enterprise, formerly Fortunet Communications, L.P., as of December 31, 2001 and 2002, and the related statements of operations, cash flows, and changes in partners'/stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine PCS Corporation at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from July 27, 1995 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Sunshine PCS Corporation will continue as a going concern. As more fully described in
Note 1, the Company has incurred losses since inception, has not yet adopted a business plan or determined how to finance its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   /s/  Ernst & Young LLP

Stamford, Connecticut
March 27, 2003

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets

                                                                              December 31,    December 31,
                                                                                 2001           2002
                                                                           ---------------- ---------------
Assets

Assets
Cash and cash equivalents ...............................................   $    103,525    $    431,737

Equipment at Cost .......................................................      1,002,684       1,002,684
Less: Accumulated Depreciation ..........................................        (47,747)       (204,518)
                                                                            ------------    ------------
    Net Equipment .......................................................        954,937         798,166

PCS Licenses, less accumulated amortization of
    $44,767 at December 31, 2001 and $179,067 at
    December 31, 2002 ...................................................      2,641,245       2,506,945
Other Assets ............................................................          2,425          14,653
                                                                            ------------    ------------

Total Assets ............................................................   $  3,702,132    $  3,751,501
                                                                            ============    ============

Liabilities and stockholders' deficiency

Accounts payable and accrued expenses ...................................   $    728,272    $    146,994
Subordinated Notes ......................................................     17,428,603            --

Preferred Stock, $1.00 par value per share, $1,000
    liquidation preference per share, 30,000 shares
    authorized; 10,000 shares outstanding at December 31,
    2001 and 10,700 shares outstanding at December 31, 2002..............        863,698       1,606,657

Series A-1 Preferred Stock, par value $1.00 per share, $1,000 liquidation preference per share, 12,500 shares
authorized and outstanding ..............................................           --        12,500,000

Series A-2 Preferred Stock, par value $1.00
per share, $1,000 liquidation preference per share,
2,000 shares authorized and outstanding .................................           --         2,000,000

Stockholders' deficiency

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000;
3,057,600 shares outstanding at December 31, 2001 and
4,588,653 shares outstanding at December 31, 2002                                   --              --
Class B:  Authorized shares-9,000,000;
3,069,313 shares outstanding at December 31, 2001 and
2002                                                                                --              --

Additional paid-in capital ..............................................     70,161,354      71,655,501
Deficit accumulated during the development stage ........................    (85,479,795)    (84,157,651)

    Stockholders' deficit accumulated during the
     development stage ..................................................    (15,318,441)    (12,502,150)
                                                                            ------------    ------------

Total  liabilities and stockholders' deficiency .........................   $  3,702,132    $  3,751,501
                                                                            ============    ============
See accompanying notes

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                            Statements of Operations

                                                                                                     July 27, 1995
                                                                                                    (inception) to
                                                           Years Ended December 31,                   December 31,
                                              2000                2001                 2002               2002
                                        -----------------    ----------------     ---------------    --------------

Interest income ..................   $             --     $           5,651   $            6,253   $     11,904
Interest expense (including
commitment fees) .................          (13,699,645)         (2,934,425)          (1,395,143)   (79,928,845)
Other expenses ...................                 --              (278,127)            (578,682)      (856,809)
Forgiveness of interest expense ..                 --                  --                   --       19,159,890
Forgiveness of debt ..............                 --                  --              4,323,746      4,323,746
Impairment of PCS Licenses .......                 --                  --                   --      (25,032,989)
Depreciation and amortization ....                 --               (92,514)            (291,071)      (383,585)
                                     ------------------   -----------------   ------------------   ------------

Net Income (Loss) ................          (13,699,645)         (3,299,415)           2,065,103    (82,706,688)

Dividend requirement on
   preferred stock ...............                 --              (613,698)            (742,959)    (1,356,657)
                                     ------------------   -----------------   ------------------   ------------
Income (loss) applicable to common
   shares ........................   $      (13,699,645)  $      (3,913,113)  $        1,322,144   $(84,063,345)
                                     ==================   =================   ==================   ============
Net income (loss) allocated to
   general partner.................  $         (136,996)  $         (16,368)  $             --     $       --
                                     ==================   =================   ==================   ============
Net income (loss) allocated to
   limited partner ...............   $      (13,562,649)  $      (1,620,571)  $             --     $       --
                                     ==================   =================   ==================   ============
Basic income (loss) per common
   share.........................    $            (2.24)  $           (0.64)  $             0.19   $     (13.42)
                                     ==================   =================   ==================   ============
Diluted income (loss) per common
   shares ........................   $            (2.24)  $           (0.64)  $             0.18   $     (13.42)
                                     ==================   =================   ==================   ============
Weighted average shares used in
   basic computation..............            6,126,373           6,126,373            7,141,840      6,262,840
                                     ==================   =================   ==================   ============
Weight average shares and
   equivalents used in diluted
   computation...................             6,126,373           6,126,373            7,393,895      6,262,840
                                     ==================   =================   ==================   ============

Forgiveness of debt per share:

  Basic ..........................   $             --     $            --     $             0.61   $       0.69
                                     ==================   =================   ==================   ============

  Diluted ........................   $             --     $            --     $             0.58   $       0.69
                                     ==================   =================   ==================   ============

See Accompanying notes

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)


                            Statements of Cash Flows



                                                                                                     July 27,
                                                                                                      1995
                                                                                                   (inception)
                                                           Years Ended December 31,                to December 31,
                                                 2000               2001             2002             2002
                                             --------------     -------------    ---------------   ------------
Operating activities
Net income (loss) .........................  $(13,699,645)   $ (3,299,415)       $  2,065,103    $(82,706,688)

Adjustments to reconcile net income (loss)
   to cash (used in) provided by operating
   activities:
Depreciation and amortization ............           --            92,514             291,071         383,585
Compensation expense relating to
   executive's stock options .............           --            65,336              59,062         124,398
Impairment of PCS licenses ...............           --              --                  --        25,032,989
Net change in accrued interest and
   commitment fees .......................     13,699,645       2,934,425           1,395,143      63,104,155
Forgiveness of debt ......................           --              --            (4,323,746)     (4,323,746)
Net change in accounts payable and
accrued expenses .........................           --           728,272            (581,278)        146,994
Net change in other assets ...............           --            (2,425)            (12,228)        (14,653)
                                              --------------    ------------       ------------    ------------
Net cash (used in) provided by
   operating activities ..................           --           518,707          (1,106,873)      1,747,034

Investing Activities
Deposits with the FCC ....................           --              --                  --        (4,200,000)
Purchase of PCS Licenses .................           --              --                  --        (4,698,398)
Capital expenditures .....................           --          (665,182)               --          (665,182)
Other ....................................           --              --                  --          (215,710)
                                              --------------    ------------       ------------   ------------
Net cash used in investing ...............
  activities..............................           --          (665,182)               --        (9,779,290)

Financing activities
Net proceeds from (repayments of)
   Limited Partner loans .................           --              --                  --         6,080,305
Capital contributions ....................           --              --                  --           698,603

Sale of preferred stock and warrants .....           --           250,000                --           250,000
Proceeds from Rights Offering, net
of expenses ..............................           --              --             1,435,085       1,435,085
                                               ------------    ------------         -----------    ------------
Net cash provided by financing
activities ...............................           --           250,000           1,435,085       8,463,993

Net change in cash .......................           --           103,525             328,212         431,737

Cash and cash equivalents at
   beginning of period ...................           --              --               103,525            --
                                              ------------    ------------        ------------      ------------

Cash and cash equivalents at end of
   period ................................   $       --       $   103,525        $    431,737      $  431,737
                                              ============    ============        ============     ============

See accompanying notes

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

         Statement of Changes in Partners'/Stockholders' Equity(Deficit)

     For the period from July 27, 1995 (inception) through December 31, 2002

                                                                                                                Stockholders'
                                                                                                  Deficit         deficit
                                                                                                accumulated     accumulated
                                   General         Limited           Total        Additional     during the      during the
                                  partner's       partner's        partners'       paid-in      development      development
                                equity(deficit) equity(deficit)  equity(deficit)   capital         stage            stage
                                --------------  ---------------  --------------  -------------  -------------   --------------
Capital contributions ........  $ 350,000       $ 348,603          $698,603        $   --         $    --         $    --
    Net loss ................      (4,605)       (455,894)         (460,499)           --              --              --
                               ---------------  ---------------  --------------  -------------  -------------   --------------
Balance at December 31, 1995 .    345,395        (107,291)          238,104            --              --              --
    Net loss .................   (850,414)     (6,474,655)       (7,325,069)           --              --              --
                               --------------   ---------------    ------------    ------------    -----------   -----------
Balance at December 31, 1996 .   (505,019)     (6,581,946)       (7,086,965)           --              --              --
    Net loss ..................(9,211,211)    (19,800,154)      (29,011,365)           --              --              --
                               --------------  ---------------    ------------    ------------    -----------   -----------
Balance at December 31, 1997 . (9,716,230)    (26,382,100)      (36,098,330)           --              --              --
  Net profit (loss) ..........  6,472,834      (5,992,670)          480,164            --              --              --
                               ------------    ---------------  --------------    ------------    -----------   -----------
Balance at December 31, 1998 . (3,243,396)    (32,374,770)      (35,618,166)           --              --              --
  Net Loss ....................(9,375,529)    (22,080,433)      (31,455,962)           --              --              --
                               --------------  ---------------  --------------    ------------    -----------   -----------
Balance at December 31, 1999 .(12,618,925)    (54,455,203)      (67,074,128)           --              --              --
  Net loss ....................  (136,996)    (13,562,649)      (13,699,645)           --              --              --
                              --------------  ----------------  --------------    ------------    -----------   -----------
Balance at December 31, 2000  (12,755,921)    (68,017,852)      (80,773,773)           --              --              --
  Net loss through February
  14, 2001 ....................   (16,368)     (1,620,571)       (1,636,939)           --              --              --
  Capital contribution of Loan
  from Limited Partner ........      --        68,965,607        68,965,607            --              --              --
  Merger of Sunshine and
  Fortunet ................... 12,772,289         672,816        13,445,105        69,664,210     (83,109,315)  (13,445,105)
  Value of equity from stock
  compensation:
  153,410 options issued on
  May 1, 2001 ...............        --              --              --               337,502          --           337,502
  130,000 options issued on
  February 14, 2002 .......          --              --              --                65,336            --          65,336
  Net loss ................          --              --              --                --        (1,662,476)     (1,662,476)
  Common stock dividends .           --              --              --                94,306       (94,306)             --
  Dividend requirement on
    Preferred stock                  --              --              --                --          (613,698)       (613,698)
                              ------------    ---------------    -------------     ------------  -------------  ------------
Balance at December 31, 2001         --              --              --            70,161,354   (85,479,795)    (15,318,441)
50,000 options issued on
   January 18, 2002 ......           --              --              --               100,000            --          100,000
Change in value of CEO
   Options................           --              --              --              (40,938)            --          (40,938)
Sale of Common Shares, net of
   $96,508 in expenses ........      --              --              --             1,435,085            --        1,435,085
Net income ....................      --              --              --                 --         2,065,103       2,065,103
Dividend requirement on
   Preferred stock....... .....      --              --              --                 --          (742,959)       (742,959)
                              ------------    --------------    -------------    ------------    -----------   ---------------
Balance at December 31, 2002  $      --       $     --          $    --           $71,655,501    $(84,157,651)  $(12,502,150)
                              ============    ==============    ==============    ============   ============   ==============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                          Notes to Financial Statements

                                December 31, 2002


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

As part of the reorganization, Lynch PCS Corporation A ("Lynch") contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest per annum, due in three-month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances. (See Note 4)

In addition, Sunshine sold to Lynch, for a total of $250,000, 10,000 shares of preferred stock with a total liquidation value of $10 million, and warrants to acquire 4.3 million shares of Class A Common Stock at $.75 per share. The preferred stock and warrants were recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch, and then Lynch distributed such shares to its shareholders.

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

Under FCC regulations, Sunshine was required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Sunshine has implemented a system to provide service to its three licensed areas and preserve our licenses. Further significant buildout is required in order to establish a viable business plan. Currently, we have spent approximately $1.0 million to fund the construction of these facilities.

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

Intangible Assets

On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While the Company expects renewal of its licenses by the granting authorities which would allow for the classification of its licenses as indefinite lived assets, because of its lack of operating history and current cash flow deficit, the Company has not implemented the non-amortization provisions of SFAS 142 and the Company is amortizing its licenses over twenty years. Under these standards, the Company is required to test for the impairment of its intangible assets. The Company has completed its testing of impairment and found there to be no impairment at this time.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at December 31, 2002 and 2001. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service. The annual amortization of these licenses will be $0.1 million for each of the next five years.

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

Income Taxes

Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. In addition, the Company recorded additional tax losses since the reorganization. These adjustments created a deferred tax asset of approximately $4.3 million ($4.6 million at December 31, 2001), for which a valuation allowanc has been provided in the financial statements, as the realization of such asset is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $0.5 million of net operating tax loss carryfowards, generated in 2001, which will expire in 2021.

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

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of these licenses through the capital markets much more difficult than originally anticipated. In 1997, Fortunet, as well, as many of the other license holders from this auction, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. The ramifications of choosing the other three courses of action would result in Fortunet ultimately forfeiting 30%, 50%, or 100% of the down payments on these licenses. Accordingly, during 1997, subsequent to the Transfers, Fortunet recorded a charge of 30% of the down payments (10% of net cost) as this represented Fortunet's estimate, at the time, of the impairment of this investment given the then available alternatives. On March 24, 1998, the FCC modified the four options and provided a July 8, 1998, deadline for a decision.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original down payment on these licenses in full satisfaction of the government debt and forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population ("POP") of approximately 962,000 at a net auction cost of $15.8 million or $16.40 per POP, based on 2000 census data.

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

Under the recapitalization that was implemented on February 14, 2001, the Limited Partner contributed $69.0 million of the outstanding debt as a capital contribution and the remaining $16.1 million was converted into eight newly created Subordinated Notes of equal amount. The Subordinated Notes mature equally in three-month increments from February 2004 to November 2005. Interest is payable at a rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated notes. In November 2002, the Company exchanged the $18.8 million outstanding balance (principal plus accrued interest) of its subordinated notes held by Lynch Interactive Corporation for two series of preferred stock having an aggregate liquidation value of $14.5 million. (See note 5)

5.   Preferred Stock

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

As noted above in note 4, in November 2002, the Company issued 12,500 shares of Series A-1 preferred stock, which has a total liquidation value of $12.5 million, and 2,000 shares of Series A-2 convertible preferred stock, which has a liquidation value of $2.0 million and is convertible into two million shares of the Company's Class A Common Stock. These two series of preferred stock pay no dividends and are redeemable on the same basis as the Preferred Stock described above.

6.   Income (Loss) Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the income (loss) per share has been calculated based on actual number of shares outstanding. Warrants options (see note 7) and the convertible preferred (See note 8) have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share. For the year ended December 31, 2002, the Company recorded Net Income applicable to common shareholders. Warrants and options were excluded from the diluted earnings per share computation because, utilizing the treasury stock method, their inclusion would have been anti-dilutive. Assumed conversion of the convertible preferred was included in the computation of diluted earnings per share for the portion of the year ended December 31, 2002, that it was outstanding.

7.   Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0.20 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $223,600 at December 31, 2001 and $39,000 at December 31, 2002), will be recognized as expense over the three year vesting period of the options. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock Issued to Employees." If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, the effect Net Income (Loss) for the years ended December 31, 2001 and 2002 and the period from July 27, 1995 (inception) to December 31, 2002, would have been immaterial.

As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options became exercisable on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% will become exercisable on the occurrence of certain defined events. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August 2001 at $337,502, using the Black Scholes Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment.

On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expires in five years. The estimated fair value of such award, of $0.1 million which was capitalized at the time of issuance, was expensed during the fourth quarter of 2002.

In valuing all the above options, utilizing the Black-Scholes Option Pricing Model, the following was assumed: a 4.5% risk free interest rate, an expectation that the options would be held until their expiration date, 0% dividend rate, and a volatility factor of 3.0.

8.   Stockholders Equity

During 2002, the Company sold 1,531,593 shares of its Class A common stock to its shareholders by way of a rights offering. The gross proceeds from the exercise of rights was $1,531,593 and the costs associated with the rights offering were $96,508. The net proceeds were used to pay current liabilities which primarily consisted of costs of equipment and allow the Company to fund working capital needs for the short-term.

On February 1, 2001 Sunshine also agreed with Lynch that if the holder of a convertible note of Lynch converts all or a portion of its note prior to December 10, 2004, Sunshine will issue:

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

Subject to certain conditions, the holders of the Class B common stock can convert their shares to Class A common stock.

9.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event. As of December 31, 2002, we have an amount payable of $116,667.

10.  Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses were for the year ended December 31, 2002 was $103,102, and for the year ended December 31, 2001 was $43,740). The leases call for monthly payments totaling $8,925 per month. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five years is as follows: 2003-$108,940, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

11.  Litigation

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and currently owns all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. Although the complaint was filed under seal with the court on February 14, 2001, and the seal was lifted. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action of the southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, we filed a reply in support of its motion to dismiss.

We strongly believe that this lawsuit is completely without merit, and intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our financial conditions.

To date, Lynch Interactive Corporation has paid all legal fees associated with this action. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The Exchange Act

     The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 24, 2003 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.



Name                   Age     Position

Karen E. Johnson       44      Class B director and Chief Executive Officer(1)

David S. Ahl           56      Class B director(1)

Robert E. Dolan        51      Class A director(1) and Assistant Secretary

Robert Chomat          54      Chief Operating Officer

----------------------

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

     Robert Chomat has been our Chief Operating Officer since May 2001. Mr. Chomat has been in the wireless communications business for over 25 years, and for the last 5 years has been President and Chief Executive Officer of Gray Florida Holdings Inc., d/b/a GrayLink Wireless, Inc., a provider of wireless services with 15 offices and 70 employees. He serves as our Chief Operating Officer under the terms of a management agreement with Gray Florida Holdings Inc., d/b/a GrayLink Wireless, Inc., described below.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to our Chief Executive Officer during the year ended December 31, 2002. No executive officer received compensation in excess of $100,000 during fiscal 2001.

                           Summary Compensation Table

                                                                                  Long Term
                                                    Annual Compensation          Compensation
                                                                                   Securities
                                                             Other Annual       Underlying Options
  Name and Principal Position    Year  Salary($)  Bonus ($) Compensation($)(1)      (Shares)
  Karen E. Johnson ........      2002   --        --             --                   --
  Chief Executive Officer        2001   --        --             --                180,000(2)
                                 2000   --        --             --                   --

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

     During the year ended December 31, 2002, no stock options were awarded to any of our executive officers and no executive officer exercised any stock options. The Company has not awarded any stock appreciation rights to any executive officer and has no long-term incentive plan for its executive officers.

Directors's Compensation

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

                                 Class A Common Stock             Class B Common Stock               Total Common Stock
                                Beneficially Owned(1)           Beneficially Owned(1)(2)            Beneficially Owned(1)
                                Shares        Percentage         Shares         Percentage          Shares         Percentage
Fortunet Wireless
Communications Corporation        767,328        16.7%           3,069,313        100%             3,836,641        50.1%
Victoria G. Kane(3) ......        767,328        16.7%           3,069,313        100%             3,836,641        50.1%
Mario J. Gabelli(4) ......      5,029,981(5)     56.6%               --            --              5,029,981(5)     42.1%

Lynch Interactive
Corporation ..............      4,594,217(6)     51.7%               --            --              4,594,217(6)     38.4%

Robert E. Dolan ..........         470             *                 --            --                    470(7)       *

Karen E. Johnson .........        --              --               127,898(8)      4.2%              127,898(8)      1.7%
David S. Ahl .............        --              --                 --             --                    --          --
Robert Chomat ............       153,410(9)       3.2%               --             --               153,410(9)      2.0%
All Directors and
Executive Officers as a
Group (4 in total) .......       153,998          3.2%             127,898         4.2%              281,896         2.6%

-------------
*Less than 1%


(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days upon the exercise of options and warrants and the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable or convertible (i.e., that are exercisable or convertible within 60 days) have been exercised or converted.

(2) As a holder of a share of Class B common stock is entitled to five votes for every one vote to which the holder of a share of Class A common stock is entitled, except on the election of directors, the holders of Class B common stock presently control 77.0% of our voting interest.

(3) Victoria G. Kane is the sole stockholder of Fortunet Wireless Communication Corporation, and therefore shares owned by Fortunet Wireless Communication Corporation are set forth in the table as beneficially owned by Victoria G. Kane. The address of Fortunet Wireless Communications Corporation and Victoria G. Kane is 350 Stuyvesant Avenue, Rye, New York 10580.

(4)  Includes shares beneficially owned by Lynch Interactive Corporation.  Mario
     J. Gabelli is a "control person" of Lynch Interactive Corporation and therefore shares beneficially owned by Lynch Interactive Corporation are set forth in the table as beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares held by Lynch Interactive Corporation except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Rye, New York 10580.

(5) Includes (i) 250,014 shares owned directly by Mr. Gabelli (including 8,027 held for the benefit of Mr. Gabelli under the Corporation's 401(k) Savings
     Plan), (ii) 10,750 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, (iii) 175,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a 5% interest, (iv) 294,117 shares of Class A common stock owned by Lynch Interactive Corporation, (v) 4,300,000 shares of Class A common stock subject to a presently exercisable warrant issued to Lynch Interactive Corporation and (vi) 2,000,000 shares of Class A common stock issuable upon conversion of the Company's Series A-2 preferred stock held by Lynch Interactive. Mr. Gabelli disclaims beneficial ownership of the shares owned by Lynch Interactive Corporation, the foundation and by the partnership, except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

(6) Includes (i) 294,217 shares of Class A common stock owned by Lynch Interactive Corporation, (ii) 4,300,000 shares of Class A common stock subject to a presently exercisable warrant. The address of Lynch Interactive Corporation is 401 Theodore Fremd Avenue, Rye, New York 10580 and (iii) 2,000,000 shares of Class A common stock issuable upon conversion of the Company's Series A-2 preferred stock held by Lynch Interactive.

(7) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment.

(8) Represents a pro rata share of Class B common stock held by Fortunet Wireless Communications Corporation. Ms. Johnson has an option to purchase up to 4.167% of Fortunet Wireless Communications Corporation from Victoria
     G. Kane through May 4, 2008. See "Certain Relationships and Related Transactions."

(9) Represents options that are currently exercisable into 153,410 shares of Class A common stock at $1.50 per share. The address of Robert Chomat is c/o GrayLink Wireless, Inc., is 1306 Thomasville Road, Tallahassee, Florida 32303.

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

     In November 2002, the Company exchanged the $18.8 million outstanding principal amount of its subordinated notes held by Lynch Interactive Corporation for two series of preferred stock having an aggregate liquidation value of $14.5 million. The Company issued 12,500 shares of Series A-1 preferred stock, which has a total liquidation value of $12.5 million, and 2,000 shares of Series A-2 convertible preferred stock, which has a liquidation value of $2.0 million and is convertible into two million shares of the Company's Class A Common Stock. These two series of preferred stock pay no dividends and are redeemable upon certain triggering events, including a change of control or sale of our licenses.

     Robert E. Dolan, our Assistant Secretary and Class A director, is the Chief Financial Officer of Lynch Interactive Corporation.

     As of May 1, 2001, we entered into an agreement with Gray Florida Holdings Inc., d/b/a GrayLink Wireless, Inc., whose President, Robert Chomat, serves as our Chief Operating Officer, to provide us with management services. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002. As of January 1, 2003, this agreement was amended and calls for an annual current payment of $25,000 and $100,000 payment upon a liquidity event.

Item 13. Exhibits And Reports On Form 8-K

     (a)  Exhibits

Exhibit Number    Description

      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Sunshine PCS Corporation's Registration Statement on Form SB-2/A (File No. 333-50948) (the "2001 SB-2")

      3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sunshine PCS Corporation (incorporated by reference to Exhibit 3.2 of Sunshine PCS Corporation's Registration Statement on Form SB-2 (File No. 333-82116) (the "2002 SB-2"))

      3.3 Certificate of Second Amendment of Certificate of Incorporation of Sunshine PCS Corporation+

      3.4 By-laws of Sunshine PCS Corporation (incorporated by reference to Exhibit 3.2 of the 2001 SB-2)

      4.1 Form of Subordinated Note made by Sunshine PCS Corporation to Lynch PCS Corporation A (incorporated by reference to
                  Exhibit 4.1 of the 2001 SB-2)

      4.2 Warrant issued by Sunshine PCS Corporation to Lynch Interactive Corporation (incorporated by reference to Exhibit 4.2 of the 2001 SB-2)

      10.1 Form of Option Agreements with Directors (incorporated by reference to Exhibit 10.2 of the 2001 SB-2)

      10.2 Agreement and Plan of Merger dated February 12, 2001 by and between the Company and Fortunet Communications, L.P. (incorporated by reference to Exhibit 10.3 of the 2002 SB-2)

      10.3 Amended and Restated Securities Issuance Agreement, dated February 1, 2002, by and between the Company and Lynch Interactive Corporation (incorporated by reference from exhibit 10.4 of Sunshine PCS Corporation's registration statement on form SB-2 filed February 4, 2002)

      10.4        Term Sheet between the Company and GrayLink  Wireless Inc.
                  (incorporated by reference from exhibit 10.5 of Sunshine PCS Corporation's registration statement on form SB-2 filed February 4, 2002)

      99.1        Chief Executive Officer Section 906 Certification+

      99.2        Chief Financial Officer Section 906 Certification+



     (b) Reports on Form 8-K filed in the fourth quarter of the period covered by this Report.

         None

     Item 14. Controls And Procedures.

     (a)  Evaluation of disclosure controls and procedures.

          Our chief executive officer and chief financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of a date within 90 days of the filing date of this annual report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Registrant in the reports that if files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.


     (b)  Changes in internal controls.

          There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the __th day of March, 2003.



                                   SUNSHINE PCS CORPORATION

                                   By:      /s/ Karen E. Johnson
                                            --------------------
                                            Karen E. Johnson
                                            Chief Executive Officer


                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Robert E. Dolan his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


             Signature                 Title                             Date
                         Chairman of the Board, Chief             March 26, 2003
/s/ Karen E. Johnson     Executive Officer and Director
---------------------
Karen E. Johnson
/s/ Robert E. Dolan      Director and Assistant Secretary         March 26, 2003
---------------------
Robert E. Dolan
/s/ David S. Ahl         Director                                 March 26, 2003
---------------------
David S. Ahl

                                 CERTIFICATIONS

I, Karen E. Johnson, certify that:


1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Sunshine  PCS
     Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/s/ Karen E. Johnson
--------------------
KAREN E. JOHNSON,
Chief Executive Officer of
Sunshine PCS Corporation

I, Robert E. Dolan, certify that:


1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Sunshine  PCS
     Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



/s/ Robert E. Dolan
-------------------
ROBERT E. DOLAN,
Assistant Secretary of
Sunshine PCS Corporation
(principal accounting officer)

           Supplemental Information to be Furnished With Reports Filed
  Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act

(a)(2) Proxy statement and form of proxy sent to registratnt's security holders with respect to annual meeting of stockholders:

                            SUNSHINE PCS CORPORATION
                             ----------------------
                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                             TO BE HELD MAY 30, 2002
                             ----------------------

To the Stockholders:

     NOTICE IS HEREBY GIVEN that the 2002 Annual  Meeting of  Stockholders  (the
     "Meeting") of SUNSHINE PCS CORPORATION, a Delaware corporation (the "Company"), will be held at 4:30 p.m., local time, on Thursday, May 30, 2002, at The Penn Club, 30 W. 44th Street, New York, New York, for the following purposes:

(1) To elect one Class A member of the Board of Directors to serve until the next annual meeting of stockholders and until his successor has been duly elected and qualifies;


(2) To ratify the appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 2002; and


(3) To transact such other business as may properly be brought before the Meeting or any adjournment thereof.


     The Board of Directors has fixed the close of business on May 2, 2002, as the record date for the Meeting. Only stockholders of record on the stock transfer books of the Company at the close of business on that date are entitled to notice of, and to vote at, the Meeting.

                                             By Order of the Board of Directors


                                             Robert E. Dolan
                                             Assistant Secretary
Dated: May 3, 2002

         WHETHER OR NOT YOU EXPECT TO BE PRESENT AT THE MEETING, YOU ARE URGED TO FILL IN, DATE, SIGN AND RETURN THE ENCLOSED PROXY IN THE ENVELOPE THAT IS PROVIDED, WHICH REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES.

                            SUNSHINE PCS CORPORATION
                         359 West 11th Street, Suite 7B
                            New York, New York 10014
                             ----------------------

                                 PROXY STATEMENT
                                       FOR
                         ANNUAL MEETING OF STOCKHOLDERS

                                  MAY 30, 2002
                             ----------------------

                                  INTRODUCTION

     This proxy statement is being furnished to you by the Board of Directors of Sunshine PCS Corporation, a Delaware corporation (the "Company"), in connection with the solicitation of the accompanying Proxy for use at the 2002 Annual Meeting of Stockholders of the Company (the "Meeting") to be held at 4:30 p.m., local time, on Thursday May 30, 2002, at The Penn Club, 30 W. 44th Street, New York, New York, or any adjournment thereof.

     The principal executive offices of the Company are located at 359 West 11th Street, Suite 7B, New York, New York 10014. The approximate date on which this Proxy Statement and the accompanying Proxy will first be sent or given to stockholders is May 3, 2002.

                        RECORD DATE AND VOTING SECURITIES

     Only stockholders of record at the close of business on May 2, 2002 (the "Record Date"), will be entitled to notice of, and to vote at, the Meeting and any adjournment thereof. As of the close of business on the Record Date, there were 6,126,373 outstanding shares of the Company's common stock, $.0001 par value (the "Common Stock"). Such shares consisted of 3,057,060 shares of Class A Common Stock and 3,069,313 shares of Class B Common Stock. Each holder of Class A Common Stock is entitled to one vote per share. The shares of Class A Common Stock may not represent more than 49.9% of the Company's voting interest. The holders of the Class A Common Stock, as a class, are entitled to elect any number of members to the Board of Directors who collectively will represent two of the five total votes of the Board of Directors (the "Class A Directors"). Except for the election of directors and as provided by law, each holder of Class B Common Stock is entitled to five votes per share (subject to adjustments, if necessary in order to ensure that the Class B Common Stock represents at least 50.1% of the Company's voting interest). The holders of the Class B Common Stock are entitled to elect up to three members to the Board of Directors who collectively will represent three of the five total votes of the Board of Directors (the "Class B Directors"). Holders of a majority of the outstanding shares of Common Stock present in person or by proxy is required for a quorum.

                                VOTING OF PROXIES

     Shares of Common Stock represented by Proxies, which are properly executed, duly returned and not revoked, will be voted in accordance with the instructions contained therein. If no specification is indicated on the Proxy, the shares of Common Stock represented thereby will be voted (i) for the election as Class A Director of the person who has been nominated by the Board of Directors, (ii) to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002; and (iii) on any other matter that may properly be brought before the Meeting in accordance with the judgment of the person or persons voting the Proxies.

     The execution of a Proxy will in no way affect a stockholder's right to attend the Meeting and vote in person. Any Proxy executed and returned by a stockholder may be revoked at any time thereafter if written notice of revocation is given to the Assistant Secretary of the Company prior to the vote to be taken at the Meeting, or by execution of a subsequent proxy that is presented at the Meeting, or if the stockholder attends the Meeting and votes by ballot, except as to any matter or matters upon which a vote shall have been cast pursuant to the authority conferred by such Proxy prior to such revocation.

     Broker "non-votes" and the shares as to which a stockholder abstains from voting are included for purposes of determining whether a quorum of shares is present at a meeting. A broker "non-vote" occurs when a nominee holding shares for a beneficial owner does not vote on a particular proposal because the nominee does not have discretionary voting power with respect to that item and has not received instructions from the beneficial owner.

     A plurality of the votes cast by holders of Class A Common Stock is required for the election of Robert E. Dolan as a Class A Director. In tabulating the vote on the election of Robert E. Dolan as a Class A Director, withholding of authority and broker "non-votes" will be disregarded and will have no effect on the outcome of such vote.

     The affirmative vote of a majority of the votes cast by holders of Common Stock is required to approve the appointment of Ernst & Young LLP. In tabulating the votes on this proposal, abstentions and broker non-votes are not considered shares entitled to vote and will not be included in determining whether this proposal is approved.

     The cost of solicitation of the Proxies being solicited on behalf of the Board of Directors will be borne by the Company. In addition to the use of the mails, proxy solicitation may be made by telephone, telegraph and personal interview by officers, directors and employees of the Company. The Company will, upon request, reimburse brokerage houses and persons holding Common Stock in the names of their nominees for their reasonable expenses in sending soliciting material to their principals.

Recent Developments

     On February 26, 2002 the Company commenced a rights offering (the "Rights Offering"), pursuant to which each holder of our Class A and Class B common stock, as of February 19, 2002, was granted one right for every share of Class A or Class B common stock held on February 19, 2002. Every four such rights entitle the holder thereof to purchase one share of Class A common stock for $1.00. An aggregate of 6,126,373 rights, exercisable to purchase an aggregate of 1,531,593 shares of Class A common stock, have been distributed in connection with the Rights Offering. The Rights Offering, which was originally scheduled to terminate on April 5, 2002, will now expire on May 3, 2002.

                               SECURITY OWNERSHIP

The following table sets forth information concerning ownership of the Company's Common Stock as of April 25, 2002, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, each nominee for election as a director and by all directors and executive officers of the Company as a group. The Company believes that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 359 West 11th Street, Suite 7B, New York, New York 10014.


                                 Class A Common Stock             Class B Common Stock               Total Common Stock
                                Beneficially Owned(1)            Beneficially Owned(1)              Beneficially Owned(1)
                                Shares        Percentage         Shares         Percentage         Shares          Percentage
Fortunet Wireless
Communications Corporation     767,329(2)      20.1%             3,069,313        100%           3,836,642           55.7%(3)

Victoria G. Kane(4) ......     767,329(2)      20.1%             3,069,313        100%           3,836,642           55.7%(3)

Mario J. Gabelli(5) ......   5,030,007(6)      67.6%                --            --             5,030,007(6)        47.8%
Lynch Interactive
Corporation ..............   4,594,243(7)      62%                  --            --             4,594,243(7)        43.8%

Robert E. Dolan ..........         588(8)    *                      --            --                    588(8)           *

Karen E. Johnson .........        --            --                  118,054.3(9)     3.8%          118,054.3(9)       1.9%

David S. Ahl .............        --            --                  --            --                   --              --
Cascade Investment LLC ...     235,294(10)      7.7%                --            --               235,294(10)        3.8%


ert Chomat ............        153,410(11)      4.8%                --            --               153,410(11)        2.4%

All Directors and
Executive Officers as a
Group (4 in total) .......   153,998(8)(11      4.8%                118,054.3(9)     3.8%          272,061.3(8)(9)(11)4.3%


---------

*Less than 1%


(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after April 25, 2002, upon the exercise of options and warrants and the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable or convertible (i.e., that are exercisable or convertible within 60 days after April 25, 2002) have been exercised or converted.

(2) Represents rights to purchase 767,329 shares of our Class A common stock for $1.00 per share pursuant to the Rights Offering.

(3) As a holder of a share of Class B common stock is entitled to five votes for every one vote to which the holder of a share of Class A common stock is entitled, except on the election of directors, Fortunet Wireless Communications Corporation presently controls 83.4% of our voting interest (80.8% of our voting interest assuming a subscription for all rights distributed in the Rights Offering).

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

(6) Includes (i) 200,011 shares owned directly by Mr. Gabelli (including 6,421 held for the benefit of Mr. Gabelli under the Corporation's 401(k) Savings
     Plan), (ii) 8,600 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, (iii) 140,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a 5% interest, (iv) rights to purchase 87,153 shares of our Class A common stock for $1.00 per share that were received by Mr. Gabelli pursuant to the Rights Offering, (v) 100 shares of Class A common stock owned by Lynch Interactive Corporation, (vi) rights to purchase 25 shares of Class A common stock received by Lynch Interactive Corporation as part of the Rights Offering, (vii) 4,300,000 shares of Class A common stock subject to a presently exercisable warrant issued to Lynch Interactive Corporation,
     (viii) 235,294 shares of Class A common stock held by Lynch Interactive Corporation as escrow agent (See Note 10 below) and (ix) rights to purchase 58,824 shares of Class A common stock that were received by Lynch Interactive Corporation as a result of the shares of Class A common stock it is holding as escrow agent. Mr. Gabelli disclaims beneficial ownership of the shares owned by Lynch Interactive Corporation, the foundation and by the partnership, except for his approximate 5% interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

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

(10) Represents 235,294 shares of Class A common stock, currently being held by Lynch Interactive Corporation as escrow agent, that are to be delivered to Cascade Investment LLC in the event of full conversion of a convertible promissory note issued to Cascade Investment LLC by Lynch Interactive Corporation. The actual number of shares of Class A common stock that will be delivered to Cascade Investment LLC is dependent upon how much of the principal amount of such note is converted by Cascade Investment LLC into shares of Lynch Interactive Corporation. The address of Cascade Investment LLC is 2365 Carillon Point, Kirkland, Washington 98052.

(11) Represents options that are currently exercisable into 153,410 shares of Class A common stock at $1.50 per share. The address of Robert Chomat is c/o GrayLink Wireless, Inc., is 1306 Thomasville Road, Tallahassee, Florida 32303.

                                   MANAGEMENT

               The directors and executive officers of the Company
                                are as follows:

Name                 Age        Position

Karen E. Johnson     42         Class B director and Chief Executive Officer(1)

David S. Ahl         54         Class B director(1)

Robert E. Dolan      50         Class A director(1) and Assistant Secretary

Robert Chomat        52         Chief Operating Officer

----------------------

(1) The Class B directors together have three votes and the Class A directors together have two votes on each matter acted upon by the Board of Directors.

     Karen E. Johnson has been our Chief Executive Officer, Chairman of the Board and a Class B director since November 2000. Ms. Johnson is an investment professional, and since 1996, she has been a Fundamental Equity Analyst for M.J. Meehan & Co. Prior to that, Ms. Johnson was a Research Analyst and later a Vice President for Smith Barney, Inc. (1986 to 1995). Also, from 1997 to 2000, Ms. Johnson served as President of Fortunet Communications, L.P., our predecessor.

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

     On April 26, 2002, the holders of the Company's Class B common stock, by unanimous written consent, elected Karen E. Johnson and David S. Ahl to serve as Class B members of the Board of Directors until the next annual meeting of stockholders and until their successors have been duly elected and qualify. Such holders also ratified the appointment of the Company's independent auditors.

                              ELECTION OF DIRECTORS

Nominees

Unless otherwise specified, all Proxies received will be voted in favor of the election of Robert E. Dolan as a Class A Director of the Company, to serve until the next Annual Meeting of Stockholders of the Company and until his successor shall be duly elected and qualified. Mr. Dolan is currently a Class A Director of the Company. Mr. Dolan's term expires at the Meeting and when his successor is duly elected and qualifies. Management has no reason to believe that Mr. Dolan will be unable or unwilling to serve as a director, if elected. Should Mr. Dolan not remain a candidate for election at the date of the Meeting, the Proxies may be voted for a substitute nominee selected by the Board of Directors.

Vote Required

     A plurality of the votes cast by holders of Class A Common Stock is required for the election of Robert E. Dolan as a Class A Director.

Recommendation of the Board of Directors

    THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR THE ELECTION OF THE NOMINEE.

Directors' Meetings and Compensation

     The Board of Directors met five times during 2001. From time to time, the members of the Board of Directors may act by unanimous written consent pursuant to the laws of the State of Delaware. The Company does not have a standing audit, compensation or nominating committee of the Board, or other committees performing similar functions.


     As compensation for their services as members of the Board of Directors, in February 2001 each Board member was granted options to purchase 50,000 shares of Class A Common Stock at an exercise price of $.75 per share. These options are exercisable in full commencing February 14, 2004 and expire on February 13, 2006.


                             EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to the Company's Chief Executive Officer during the year ended December 31, 2001. No executive officer of the Company received compensation in excess of $100,000 during fiscal 2001.

Summary Compensation Table

                                                                                                   Long Term
                                                                Annual Compensation              Compensation
                                                                                                  Securities
                                                                         Other Annual          Underlying Options
Name and Principal Position        Year     Salary($)     Bonus ($)     Compensation($)(1)         (Shares)
Karen E. Johnson ......            2002        --           --                --                       --
Chief Executive Officer            2001        --           --                --                   180,000(2)
                                   2000        --           --                --                       --

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2) In February 2001, in consideration for her serving as Chief Executive Officer and a Class B director, Karen E. Johnson was granted an option to purchase an aggregate of 180,000 shares of Class A common stock, of which 50,000 shares relate to her service as a Class B director. The terms of exercise of this option are identical to those described above under "Directors' Meetings and Compensation."

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Fortunet Communications, L.P., a limited partnership and the Company's predecessor, was formed in 1997. In 1997, Fortunet Communications, L.P. succeeded to all of the assets and liabilities of five partnerships that had won 31 personal communications service ("PCS") licenses in the Federal Communications Commission's (the "FCC") C-Block auction. After the succession, the 50.1% general partner of Fortunet Communications, L.P. was Fortunet Wireless Communications Corporation, of which 60% of the stock was owned by Victoria G. Kane. Lynch PCS Corporation, an indirect subsidiary of Lynch Interactive Corporation, was a 49.9% limited partner of Fortunet Communications, L.P. These original partners invested $600,000 in the equity of the partnerships and Lynch Interactive Corporation invested a combined $597,604 as equity in the partnerships. Lynch Interactive Corporation also loaned the five partnerships a combined $24.9 million, primarily for down payments and to service installment interest payments on the purchase price of PCS licenses won in the C-Block auction. In 1999, the FCC returned to Fortunet Communications, L.P. $3.9 million in connection with the surrender of 28 of its licenses. This sum was then used to pay down a portion of the Lynch Interactive Corporation loan. At September 30, 2000, Fortunet Communications L.P.'s indebtedness consisted of net cash loans of $21,007,134, accrued interest of $18,619,873, and accrued commitment fees of $40,358,333. Interest accrued on the cash loaned, compounded annually, at a rate of 15% per annum. Commitment fees were based on the total funds committed by a subsidiary of Lynch Interactive Corporation, $42 million, at 20% per annum. No interest or commitment fees were ever paid.

     On May 4, 2000, Ms. Kane purchased the remaining 40% of Fortunet Wireless Communications Corporation not owned by her for $600,000, and gave the selling stockholders the right to repurchase that stock through May 4, 2008 for 120% of her purchase price. One of these selling stockholders was Karen E. Johnson, the Company's President, Chief Executive Officer and Principal Financial and Chief Accounting Officer. Under this arrangement, Ms. Johnson has the right to repurchase up to 4.167% of Fortunet Wireless Communications Corporation, or such pro rata portion of the Company's outstanding Class B Common Stock, from Ms. Kane, through May 4, 2008, for 120% of the value Ms. Kane previously paid for Ms. Johnson's stock on May 4, 2000.

     The Company was incorporated on July 13, 2000, and on February 14, 2001 succeeded to the rights and obligations of Fortunet Communications, L.P. At that time, Fortunet Wireless Communications Corporation received 2,833,076 shares of the Company's Class B Common Stock and Lynch Interactive Corporation received 2,821,766 shares of the Company's Class A Common Stock. Lynch Interactive Corporation then distributed the Class A Common Stock to its stockholders.

     As a part of this reorganization of Fortunet Communications, L.P., Lynch Interactive Corporation made a capital contribution to the Company of $63.9 million of the indebtedness of Fortunet Communications, L.P. The remaining indebtedness of Fortunet Communications, L.P. to Lynch Interactive Corporation was converted into $16.1 million principal amount of transferable subordinated notes. In addition, Lynch Interactive Corporation made a cash payment of $250,000 in exchange for the Company's preferred stock with a liquidation preference of $10.0 million and warrants to purchase 4,300,000 shares of Class A Common Stock at $.75 per share.

     The Company also separately issued 235,294 shares of Class A Common Stock to Lynch Interactive Corporation and 236,237 shares of Class B Common Stock to Fortunet Wireless Communication Corporation. Lynch Interactive Corporation has placed these shares of Class A Common Stock in an escrow account, for which it serves as the escrow agent. Should Cascade Investment LLC, the holder of a convertible promissory note issued to it by Lynch Interactive Corporation, convert all or a portion of the principal amount of such note into shares of Lynch Interactive Corporation common stock prior to December 10, 2004, Lynch Interactive Corporation shall transfer a pro rata portion of those 235,294 shares of Class A Common Stock, depending on how much of the principal amount of such note is converted, to Cascade Investment LLC. Should Cascade Investment LLC fail to convert any or all of the principal amount of such note into shares of Lynch Interactive Corporation common stock prior to December 10, 2004, ownership of any shares of Class A Common Stock then remaining in that escrow account shall be retained by Lynch Interactive Corporation for its own account.

     Robert E. Dolan, the Company's Assistant Secretary and Class A Director, is the Chief Financial Officer of Lynch Interactive Corporation.

     As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., d/b/a GrayLink Wireless, Inc., whose President, Robert Chomat, serves as our Chief Operating Officer, to provide us with management services. The agreement calls for payment of $125,000 for services rendered during 2001 and not less than $200,000 for services rendered in 2002. Although the Company has not yet made any payments under this agreement, it expects to make payments using the proceeds from the Rights Offering.

     On February 19, 2002, Lynch Interactive Corporation advanced the Company $550,000, which was used to pay the vendor who installed the equipment for the partial build-out of the Company's system.

          RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     The Board of Directors has appointed Ernst & Young LLP, as the Company's independent public accountants for the fiscal year ending December 31, 2002. Although the appointment of auditors does not require ratification, the Board of Directors has directed that such appointment be submitted to stockholders for ratification due to its significance to the Company. A representative of Ernst & Young LLP is expected to be present at the Annual Meeting. Such representative will have an opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions from stockholders.

     The Company's auditors for the year ended December 31, 2001 were Ernst & Young LLP.

     Audit Fees: The aggregate fees billed for professional services for the audit of the Company's annual financial statements for the year ended December 31, 2001, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during 2001 was $34,500.

Financial Information Systems Design and Implementation Fees: None

     All Other Fees: The aggregate fees billed for services rendered by Ernst & Young LLP, other than audit fees, for the year ended December 31, 2001, was $30,000.

     Vote Required

     The  affirmative  vote of a majority of the votes cast by holders of Common
Stock  is  required  to  approve   the   appointment   of  Ernst  &  Young  LLP.

     Recommendation of the Board of Directors


     THE  BOARD  OF  DIRECTORS  OF  THE  COMPANY  RECOMMENDS  A VOTE  "FOR"  THE
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002.

ANNUAL REPORT

     The Company is concurrently sending all of its stockholders of record as of May 2, 2002, a copy of its Form 10-KSB for the fiscal year ended December 31, 2001. Such report contains the Company's consolidated financial statements for the fiscal year ended December 31, 2001.

OTHER MATTERS

     So far as now known, there is no business other than that described above to be presented for action by the stockholders at the Meeting, but it is intended that the proxies will be voted upon any other matters and proposals that may legally come before the Meeting or any adjournment thereof, in accordance with the discretion of the persons named therein.

                                                     Robert E. Dolan
                                                     Assistant Secretary



Dated: May 3, 2002