Form 10QSB
period 2003-03-31
SUNSHINE PCS CORP
filed 2003-05-15
CIK 1128735

FORM 10-QSB


(Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

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

                                 (646) 336-1718
                                 --------------

                           (Issuer's telephone number)
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of May 1, 2003, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets:

  -      March 31, 2003

  -      December 31, 2002

Statements of Operations:

  -      Three months ended March 31, 2003 and 2002

  -      July 27, 1995 (inception) to March 31, 2003

Statements of Cash Flows:

  -      Three months ended March 31, 2003 and 2002

  -      July 27, 1995 (inception) to March 31, 2003

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Plan of Operation

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS


Item 1. Financial Statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                                 Balance Sheets


                                                                                    March 31,       December 31,
                                                                                       2003             2002
                                                                                  ---------------  -------------
                                                                                   (Unaudited)         (Note)
         Assets

Cash and cash equivalents .....................................................   $    400,900    $    431,737

Equipment, at cost ............................................................      1,002,684       1,002,684
Less: accumulated depreciation ................................................       (240,328)       (204,518)
                                                                                  ------------    ------------
    net equipment .............................................................        762,356         798,166

PCS licenses, less accumulated amortization of $212,642 at
   March 31, 2003 and $179,067 at December 31, 2002 ...........................      2,473,370       2,506,945
Other assets ..................................................................         14,653          14,653
                                                                                   ------------    ------------

Total Assets ..................................................................   $  3,651,279    $  3,751,501
                                                                                  ============    ============

Liabilities and stockholders' deficiency.......................................

Accounts payable and accrued expenses .........................................   $    166,536    $    146,994

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference
    per share, 30,000 shares authorized, 11,449 shares outstanding ............      1,797,805       1,606,657

Series A-1 Preferred Stock, par value $1.00 per share, $1,000 liquidation
preference per share, 12,500 shares authorized and outstanding                       12,500,000      12,500,000

Series A-2 Preferred Stock, par value $1.00 per share, $1,000 liquidation preference per share, 2,000 shares authorized and outstanding
                                                                                      2,000,000       2,000,000

Stockholders' deficiency

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
4,588,653 shares outstanding ..................................................           --              --
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding ..................................................           --              --

Additional paid-in capital ....................................................     71,649,506      71,655,501
Deficit accumulated during the development stage ..............................    (84,462,568)    (84,157,651)
                                                                                   ------------    ------------
Stockholders' deficit accumulated during the ..................................
    development stage .........................................................    (12,813,062)    (12,502,150)
                                                                                   ------------    ------------

Total liabilities and stockholders' deficiency ................................   $  3,651,279    $  3,751,501
                                                                                  ============    ============

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes
                                       1



                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                      Statements of Operations (Unaudited)


                                                                        July 27, 1995
                                                                       (inception) to
                                     Three months Ended March 31,         March 31,
                                       2003             2002               2003
                                 -------------   ----------------    -----------------

Interest income ...............   $        950    $        321      $     12,854
Interest expense (including
  commitment fees) ............           --          (388,918)      (79,928,845)
Other expenses ................        (45,334)       (174,431)         (902,143)
Forgiveness of interest Expense           --              --          19,159,890
 Forgiveness of debt ..........           --              --           4,323,746
Impairment of PCS licenses ....           --              --         (25,032,989)
Depreciation and amortization .        (69,385)        (69,385)         (452,970)
-------------------------------   ------------    ------------      ------------

  Net loss ....................       (113,769)       (632,413)      (82,820,457)

Dividend requirement on
  preferred stock .............       (191,148)       (172,603)       (1,547,805)
-------------------------------   ------------    ------------      ------------
Loss applicable to common
  Shares ......................   $   (304,917)       (805,016)     $(84,368,262)
===============================   ============    ============      ============
Basic and diluted loss per
  Common share ................   $      (0.04)   $      (0.13)     $     (13.38)
Weighted average shares used
  In computation ..............      7,657,966       6,126,373         6,307,588


See accompanying notes



                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.)


                      Statements of Cash Flows (Unaudited)



                                                                                                              July 27, 1995
                                                                                Three Months Ended March 31,  (inception) to
                                                                                      2003          2002      March 31, 2003
                                                                                ----------------------------  --------------
Operating activities
Net loss ....................................................................   $   (113,769)   $   (632,413)   $(82,820,457)

Adjustments to reconcile net loss to
   net cash (used in) provided by operating
   activities:
Depreciation and amortization ...............................................         69,385          69,385         452,970
Compensation expense relating to
   executive's stock options ................................................         (5,995)        (10,823)        118,403
Impairment of PCS licenses
                                                                                        --              --        25,032,989
Forgiveness of debt .........................................................           --              --        (4,323,746)
Net change in accrued interest and
   commitment fees ..........................................................           --           401,359      63,104,155
Net change in accounts payable and
    accrued expenses ........................................................         19,542        (432,260)        166,536
Net change in other assets ..................................................           --              --           (14,653)
                                                                                ------------    ------------    ------------
   Net cash (used in) provided by ...........................................        (30,837)       (604,752)      1,716,197
   operating activities
                                                                                ------------    ------------    ------------
Investing Activities
Deposits with the FCC .......................................................           --                        (4,200,000)
Purchase of PCS Licenses ....................................................           --                        (4,698,398)
Capital expenditures ........................................................           --              --          (665,182)
Other .......................................................................           --                          (215,710)
                                                                                ------------    ------------    ------------
Net cash used in investing activities........................................           --              --        (9,779,290)
                                                                                ------------    ------------    ------------
Financing activities
Net proceeds from (repayments of)
   Limited Partner loans ....................................................           --                         6,080,305
Capital contributions .......................................................           --                           698,603
Sale of preferred stock and warrants ........................................           --              --           250,000
Advance from Lynch Interactive ..............................................           --           552,939            --
Proceeds from Rights Offering,
    net of expenses .........................................................           --              --         1,435,085
                                                                                ------------    ------------    ------------
Net cash provided by financing
    activities ..............................................................           --           552,939       8,463,993
                                                                                ------------    ------------    ------------

Net increase (decrease) in cash .............................................        (30,837)        (51,813)        400,900

Cash and cash equivalents at
   beginning of period ......................................................        431,737         103,525            --
                                                                                ------------    ------------    ------------
Cash and cash equivalents at end of
   period ...................................................................   $    400,900    $     51,712    $    400,900
                                                                                ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)


                                 March 31, 2003


1.   Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Intangible Assets

On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While the Company expects renewal of its licenses by the granting authorities which would allow for the classification of its licenses as indefinite lived assets, because of its lack of operating history and the Company's current cash flow deficit, the Company has not implemented the non-amortization provisions of SFAS 142 and the Company is amortizing its licenses over twenty years. Under these standards, the Company is required to annually test for the impairment of its intangible assets.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at March 31, 2003 and December 31, 2002. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service. The annual amortization of the total cost of the licenses will be $0.1 million for each of the next five years.

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

Income Taxes

Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities. In addition, the Company recorded additional tax losses since the reorganization. These adjustments created a deferred tax asset of approximately $4.3 million ($4.3 million at December 31, 2002), which is fully reserved for in the financial statements, as the realization of such asset is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $0.5 million of net operating tax loss carryforwards generated in 2001, which will expire in 2021.

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

7.   Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0.20 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $26,000 at March 31, 2003), will be recognized as expense over the three year vesting period of the options. In connection with the transaction, $18,403 of unearned stock compensation expense is netted in additional paid in capital. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock
Issued to Employees." The effect of accounting for these options under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, would be as follows:.


                                                                                Three Months Ended March 31,       July 27, 1995
                                                                                -------------------------------    (inception) to
                                                                                    2003             2002          March 31, 2003
                                                                                -------------------------------  -------------------

Net loss, as reported ........................................................   $   (113,769)   $   (632,413)    $(82,820,457)
Add (deduct):
 Stock-based employee compensation expense
(income) included in reported net income .....................................         (5,995)        (10,823)        118,403
Add (deduct):
Total stock-based employee compensation (expense) income determined under fair value based method for all
awards .......................................................................         12,913          23,312         (139,637)
                                                                                 ------------    ------------     ------------
Pro forma net loss ...........................................................       (106,851)       (619,924)     (82,841,691)
Dividend requirement on preferred stock ......................................       (191,148)       (172,603)      (1,547,805)
                                                                                 ------------    ------------     ------------
Pro forma loss applicable to common shares ...................................   $   (297,999)   $   (792,527)    $(84,389,496)
                                                                                 ============    ============     ============

Basic and diluted loss per common share:
As reported: .................................................................           (.04)           (.13)          (13.38)
Pro forma: ...................................................................           (.04)           (.13)          (13.38)

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

On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expires in five years. The estimated fair value of such award, of $0.1 million, was expensed in the fourth quarter of 2002.

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

9.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event. As of March 31, 2003 and December 31, 2002, we have amounts payable of $122,917 and $116,667, respectively.

10.  Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses were $26,773 and $25,749 for the three months ended March 31, 2003 and 2002, respectively). The leases call for monthly payments totaling of $8,925. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five fiscal years are as follows: 2003-$82,166, 2004-$113,278, 2005-$117,793, and
2006-$68,311.

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

To date, Lynch Interactive Corporation has paid legal fees associated with this action. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

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

Because we have incurred losses since inception and have not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 2001 and 2002 for each of the three years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002 contains an explanatory paragraph which expresses substantial doubt as to our ability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain of the factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements.

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through March 31, 2003, we had cumulative net losses applicable to common shares of $84,368,262, resulting principally from net interest charges, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended March 31, 2003, the Company recorded a loss of $113,769 as compared to a loss of $632,413, during the three months ended March 31, 2002. The primary cause of the reduction of the loss was interest expense associated with the Company's previously issued subordinated notes which were exchanged for preferred stock in November 2002. In addition, management fees for the Company's Chief Executive Officer were reduced from $50,000 per quarter to $6,250 per quarter and there were lower professional fees incurred in the 2003 period.

Liquidity and Capital Resources

At March 31, 2003, we had $400,900 in cash and current payables of $166,536. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

Our potential to secure new financing through traditional lending sources is questionable. We have over $25.9 million of Redeemable Preferred Stock, and our assets consist almost entirely of licenses that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our licenses is sold for cash, we are obligated to use any such proceeds to redeem our preferred stock, in the amount of the liquidation value of approximately $25.9 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser.

The following table summarizes our current contractual commitments:

                                  Operating
                                    Leases
                                  ---------
                           2003   $ 82,166
                           2004    113,278
                           2005    117,793
                           2006     68,311
                                  ---------
                                  $381,548
                                  =========


Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence first phase of commercial operations, we believe we would need to raise approximately $10 million. Whether we would be able to raise this amount of money is highly uncertain. We would also have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service debt, thus placing us in danger of default.

On January 1, 2002 we adopted Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. While the company expects renewal of its licenses by the granting authorities which would allow it to classify its licenses as indefinite lived assets, because of its lack of operating history and our current cash flow deficit, the company has not implemented the non-amortization provisions of SFAS 142 and is amortizing its licenses over ten years. Under these standards at least annually, the Company is required to annually test for the impairment of its indefinitive lived assets.

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

CERTAIN RISK FACTORS

We are a development stage company with no operating history. Through March 31, 2003, we had no revenues, cumulative net losses applicable to common shares of $84,368,262 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

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

We have $400,900 in cash. While this money allows us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that this would cost approximately $10 million.

Our potential to secure new financing through traditional lending sources is questionable. We have over $25.9 million in redeemable preferred stock, and our assets consist almost entirely of licenses and equipment that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001, owned 49.9% of our equity and currently has redeemable preferred stock from us totaling $25.9 million, and an option to acquire 4,300,000 shares of our common stock, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our preferred in the amount of the liquidation value of approximately $25.9 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

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

To date, Lynch Interactive Corporation has paid legal fees associated with this action. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibit 99.1 - Chief Executive Officer Section 906 Certification.
               Exhibit   99.2  -  Principal   Financial   Officer   Section  906
               Certification.

          (b)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 15th day of May 2003.




                                SUNSHINE PCS CORPORATION

                                By:      /s/ Karen E. Johnson
                                -----------------------------
                                Karen E. Johnson
                                Chief Executive Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Karen E. Johnson
                                    -------------------
                                    Karen E. Johnson
                                    Chief Executive Officer of
                                    Sunshine PCS Corporation

May 13, 2003

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/ Robert E. Dolan
                                  -------------------
                                  Robert E. Dolan
                                  principal financial officer of
                                  Sunshine PCS Corporation

May 13, 2003