Form 10QSB
period 2003-06-30
SUNSHINE PCS CORP
filed 2003-08-14
CIK 1128735

FORM 10-QSB


(Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934 For
                    the quarterly period ended June 30, 2003

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



               359 West 11th Street, Suite 7B, New York, NY 10014
                     Address of principal executive offices)

                                 (646) 336-1718
                           (Issuer's telephone number)

      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of August 1, 2003, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets:

  -      June 30, 2003

  -      December 31, 2002

Statements of Operations:

  -      Three and six months ended June 30, 2003 and 2002

  -      July 27, 1995 (inception) to June 30, 2003

Statements of Cash Flows:

  -      Three and six months ended June 30, 2003 and 2002

  -      July 27, 1995 (inception) to June 30, 2003

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
                     Formerly Fortunet Communications, L.P.)

                                 Balance Sheets

                                                                                     June 30,           December 31,
                                                                                       2003                 2002
                                                                                  ---------------    -------------------
                                                                                  (Unaudited)             (Note)
Assets
Cash and cash equivalents ...................................................   $    325,222     $   431,737

Equipment, at cost ..........................................................      1,002,684       1,002,684
Less: accumulated depreciation ..............................................       (276,138)       (204,518)
                                                                                  ------------    ------------
    net equipment ...........................................................        726,546         798,166

PCS licenses, less accumulated amortization of $246,217 at
   June 30, 2003 and $179,067 at December 31, 2002 ..........................      2,439,795       2,506,945
Other assets ................................................................          2,425          14,653
                                                                                  ------------    ------------

Total Assets ................................................................   $  3,493,988      $3,751,501
                                                                                  ============    ============

Liabilities and stockholders' deficiency

Accounts payable and accrued expenses .......................................   $    181,792      $  146,994

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference per share, 30,000 shares authorized, 11,449 shares outstanding at June
    30, 2003 and 10,700 shares outstanding at December 31, 2002 .............      1,997,614       1,606,657

Series A-1 Preferred Stock, par value $1.00 per share, $1,000 liquidation
preference per share, 12,500 shares authorized and outstanding ..............     12,500,000      12,500,000

Series A-2 Preferred Stock, par value $1.00 per share, $1,000 liquidation
preference per share, 2,000 shares authorized and outstanding ...............      2,000,000       2,000,000

Stockholders' deficiency

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
4,588,653 shares outstanding ................................................           --              --
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding ................................................           --              --

Additional paid-in capital ..................................................     71,655,780      71,655,501
Deficit accumulated during the development stage ............................    (84,841,198)    (84,157,651)
                                                                                 ------------    ------------

Stockholders' deficit accumulated during the ................................
    development stage .......................................................    (13,185,418)    (12,502,150)
                                                                                 ------------    ------------

Total liabilities and stockholders' deficiency ..............................   $  3,493,988    $  3,751,501
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

See accompanying notes




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                      Statements of Operations (Unaudited)

                                                                                                  July 27, 1995
                                                                                                   (inception)
                                    Three Months Ended June 30,      Six Months Ended June 30,       to June 30,
                                 ------------------------------     -------------------------     ----------------
                                     2003              2002            2003             2002            2003
                                 ------------------------------     -------------------------     ----------------

Interest income ...............   $        813    $      2,231    $      1,763    $      2,552    $     13,667
Interest expense (including
  commitment fees) ............           --          (375,994)           --          (777,353)    (79,928,845)
Other expenses ................       (110,248)        (93,847)       (155,582)       (255,837)     (1,012,391)
Forgiveness of interest expense           --              --              --              --        19,159,890
 Forgiveness of debt ..........           --              --              --              --         4,323,746
Impairment of PCS licenses ....           --              --              --              --       (25,032,989)
Depreciation and amortization .        (69,385)        (72,956)       (138,770)       (142,341)       (522,355)
                                  ------------    ------------    ------------    ------------    ------------

  Net loss ....................       (178,820)       (540,566)       (292,589)     (1,172,979)    (82,999,277)

Dividend requirement on
  preferred stock .............       (199,809)       (192,778)       (390,957)       (365,381)     (1,747,614)
                                  ------------    ------------    ------------    ------------    ------------
Loss applicable to common
  Shares ......................   $   (378,629)   $   (733,344)   $   (683,546)   $ (1,538,360)   $(84,746,891)
                                  ============    ============    ============    ============    ============
Basic and diluted loss per
  Common share ................   $      (0.05)   $      (0.10)   $      (0.09)   $      (0.23)   $     (13.35)
Weighted average shares used
  In computation ..............      7,657,966       7,102,553       7,657,966        6,617,160      6,350,000

See accompanying notes




                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.)


                      Statements of Cash Flows (Unaudited)



                                                                             July 27, 1995
                                           Six Months Ended June 30,        (inception) to
                                             2003            2002            June 30, 2003
                                         -------------------------------    ----------------
Operating activities
Net loss ...........................   $   (292,589)   $ (1,172,979)       $(82,999,277)

Adjustments to reconcile net loss
 to net cash (used in) provided by
 operating activities:
Depreciation and amortization ......        138,770         142,341             522,355
Compensation expense (income) relating
   to executive's stock options ....            278         (20,730)            124,676
Impairment of PCS licenses
                                               --              --            25,032,989
Forgiveness of debt ................           --              --            (4,323,746)
Net change in accrued interest and
   commitment fees .................           --           777,703          63,104,155
Net change in accounts payable and
    accrued expenses ...............         34,798        (673,441)            181,792
Net change in other assets .........         12,228            --                (2,425)
                                       ------------    ------------        ------------
   Net cash (used in) provided by
   operating activities ............       (106,515)       (947,106)          1,640,519
                                       ------------    ------------        ------------

Investing Activities
Deposits with the FCC ..............           --              --            (4,200,000)
Purchase of PCS Licenses ...........           --              --            (4,698,398)
Capital expenditures ...............           --              --              (665,182)
Other ..............................           --              --              (215,710)
                                       ------------    ------------        ------------
Net cash used in investing
activities..........................           --              --            (9,779,290)
                                       ------------    ------------        ------------

Financing activities
Net proceeds from (repayments of)
   Limited Partner loans ...........           --              --             6,080,305
Capital contributions ..............           --              --               698,603
Sale of preferred stock and warrants           --              --               250,000
Proceeds from Rights Offering,
    net of expenses ................           --         1,420,410           1,435,085
                                       ------------    ------------        ------------
Net cash provided by financing
    activities .....................           --         1,420,410           8,463,993
                                       ------------    ------------        ------------

Net increase (decrease) in cash ....       (106,515)        473,304             325,222

Cash and cash equivalents at
   beginning of period .............        431,737         103,525                --
                                       ------------    ------------        ------------

Cash and cash equivalents at end of
   period ..........................   $    325,222    $    576,829        $    325,222
                                       ============    ============        ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)


                                  June 30, 2003


1.   Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at June 30, 2003 and December 31, 2002. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service. The annual amortization of the total cost of the licenses will be $0.1 million for each of the next five years.

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

6.   Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. On May 2, 2002 the Company completed a rights offering and 1,531,593 shares were sold at $1.00 per share. Warrants and options (see note
7), have been excluded from the computation of diluted loss per share for all periods because their issuance would have the effect of reducing the loss per share.

7.   Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0.20 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $31,200 at June 30, 2003), will be recognized as expense over the three year vesting period of the options. In connection with the transaction, $18,403 of unearned stock compensation expense is netted in additional paid in capital. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock
Issued to Employees." The effect of accounting for these options under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, would be as follows:.

                                                                                                       July 27, 1995
                                          Three Months Ended June           Six Months Ended            (inception)
                                                    30,                         June 30,                     to
                                         ------------------------        -------------------           --------------
                                             2003          2002          2003            2002          June 30, 2003
                                         ------------------------        --------------------          --------------

Net loss, as reported ..................   $   (178,820)   $   (540,566)   $   (292,589)   $ (1,172,979)    (82,999,277)
Add (deduct):
 Stock-based employee compensation
expense
(income) included in reported net
income .................................           --              --              --              --              --
Add (deduct):
Total stock-based employee
compensation (expense)
income determined under fair value
based method for all awards ............         (7,238)         11,430            (320)         23,919         (28,472)
                                           ------------    ------------    ------------    ------------    ------------
Pro forma net loss .....................       (186,058)       (529,136)       (292,909)     (1,149,060)    (83,027,749)
Dividend requirement on preferred stock
                                               (199,809)       (192,778)       (390,957)       (365,381)     (1,747,614)
                                           ------------    ------------    ------------    ------------    ------------
Pro forma loss applicable to common
shares .................................   $   (385,867)   $   (721,914)   $   (683,866)   $ (1,514,441)   $(84,775,363)
                                           ============    ============    ============    ============    ============

Basic and diluted loss per common share:
As reported: ...........................          (0.05)          (0.10)          (0.09)          (0.23)         (13.35)
Pro forma: .............................          (0.05)          (0.10)          (0.09)          (0.23)         (13.35)

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

9.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event. As of June 30, 2003 and December 31, 2002, we have amounts payable of $122,917 and $116,667, respectively. o

10.  Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses were $26,773 and $25,749 for the three months ended June 30, 2003 and 2002, respectively $53,546 and $51,498 for the six months ended June 30, 2003 and 2002). The leases call for monthly payments totaling of $9,280. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five fiscal years are as follows: 2003-$55,392, 2004-$113,278, 2005-$117,793, and 2006-$68,311.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through June 30, 2003, we had cumulative net losses applicable to common shares of $84,746,891, resulting principally from net interest charges, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended June 30, 2003, the Company recorded a loss of $178,820 as compared to a loss of $540,566, during the three months ended June 30 2002. The primary cause of the reduction of the loss was interest expense associated with the Company's previously issued subordinated notes which were exchanged for preferred stock in November 2002. In addition, management fees for the Company's Chief Executive Officer were reduced from $50,000 per quarter to $6,250 per quarter and there were lower professional fees were incurred in the 2003 period.

During the six months ended June 30, 2003, the Company recorded a loss of $292,589 as compared to a loss of $1,172,979, during the six months ended June 30 2002. Again, the primary cause of the reduction of the loss was interest expense associated with the Company's previously issued subordinated notes which were exchanged for preferred stock in November 2002. In addition, management fees for the Company's Chief Executive Officer were reduced from $100,000 for six months to $12,500 for six months.

Liquidity and Capital Resources

At June 30, 2003, we had $325,222 in cash and current payables of $181,792. At the current level of operating activity, operations will require approximately $300,000 to $500,000 of cash flow on an annual basis. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

Our potential to secure new financing through traditional lending sources is questionable. We have over $26.2 million of Redeemable Preferred Stock, and our assets consist almost entirely of licenses that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our licenses is sold for cash, we are obligated to use any such proceeds to redeem our preferred stock, in the amount of the liquidation value of approximately $26.2 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser.

The following table summarizes our current contractual commitments:

                                  Operating
                                   Leases
                             --------------------
                                2003   $ 55,392
                                2004    113,278
                                2005    117,793
                                2006     68,311
                                       --------
                                       $354,774
                                       ========

Although we have commenced the build out of our licenses, if we continue to build out our licenses independently in order to commence the first phase of commercial  operations,  we  believe we would  need to raise  approximately  $10 million. Whether we would be able to raise this amount of money is highly uncertain. We would also have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service debt, thus placing us in danger of default.

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

CERTAIN RISK FACTORS

We are a development stage company with no operating history. Through June 30, 2003, we had no revenues, cumulative net losses applicable to common shares of $84,746,891 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

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

We have $325,222 in cash. While this money allows us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that this would cost approximately $10 million.

Our potential to secure new financing through traditional lending sources is questionable. We have over $26.2 million in redeemable preferred stock, and our assets consist almost entirely of licenses and equipment that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001, owned 49.9% of our equity and currently has redeemable preferred stock from us totaling $26.2 million, and an option to acquire 4,300,000 shares of our common stock, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our preferred in the amount of the liquidation value of approximately $26.2 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

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

Item 4. Controls and Procedures

Our chief executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification

               Exhibit   31.2  -  Principal   Financial   Officer   Section  302
               Certification

               Exhibit 32.1 - Chief Executive Officer Section 906 Certification

               Exhibit   32.2  -  Principal   Financial   Officer   Section  906
               Certification

          (b)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 13th day of August 2003.




                                  SUNSHINE PCS CORPORATION

                                  By: /s/ Karen E. Johnson
                                  -------------------------
                                  Karen E. Johnson
                                  Chief Executive Officer