Form 10QSB
period 2003-09-30
SUNSHINE PCS CORP
filed 2003-11-13
CIK 1128735

================================================================================

                                   FORM 10-QSB

 (Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of October 31, 2003, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)


================================================================================

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets:

  -      September 30, 2003

  -      December 31, 2002

Statements of Operations:

  -      Three and nine months ended September 30, 2003 and 2002

  -      July 27, 1995 (inception) to September 30, 2003

Statements of Cash Flows:

  -      Nine months ended September 30, 2003 and 2002

  -      July 27, 1995 (inception) to September 30, 2003

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

SIGNATURE

CERTIFICATIONS

Item 1. Financial Statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets

                                                                                  September 30,         December 31,
                                                                                       2003                 2002
                                                                                  ---------------    ---------------
                                                                                  (Unaudited)             (Note)
Assets

Cash and cash equivalents .....................................................   $    255,372    $    431,737
Accounts receivable ...........................................................         30,667            --

Equipment, at cost ............................................................      1,002,684       1,002,684
Less: accumulated depreciation ................................................       (311,948)       (204,518)
                                                                                   ------------    ------------
    net equipment .............................................................        690,736         798,166

PCS licenses, less accumulated amortization of $279,792 at
   September 30, 2003 and $179,067 at December 31, 2002 .......................      2,406,220       2,506,945
Other assets ..................................................................          2,425          14,653
                                                                                  ------------    ------------

Total Assets ..................................................................   $   3,385,420   $  3,751,501
                                                                                   ============    ============
Liabilities and stockholders' deficiency

Accounts payable and accrued expenses .........................................   $    251,395    $    146,994

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference per share, 30,000 shares authorized, 11,949 shares outstanding at
    September 30, 2003 and 10,700 shares outstanding at December 31, 2002 .....      2,199,618       1,606,657

Series A-1 Preferred Stock, par value $1.00 per share, $1,000 liquidation
preference per share, 12,500 shares authorized and outstanding ................     12,500,000      12,500,000

Series A-2 Preferred Stock, par value $1.00 per share, $1,000 liquidation
preference per share, 2,000 shares authorized and outstanding .................      2,000,000       2,000,000

Stockholders' deficiency

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000
4,588,653 shares outstanding ..................................................           --              --
Class B:  Authorized shares-9,000,000
3,069,313 shares outstanding ..................................................           --              --

Additional paid-in capital ....................................................     71,693,659      71,655,501
Deficit accumulated during the development stage ..............................    (85,259,252)    (84,157,651)
                                                                                   ------------    ------------
Stockholders' deficiency accumulated during the
    development stage .........................................................    (13,565,593)    (12,502,150)
                                                                                  ------------    ------------

Total liabilities and stockholders' deficiency ................................   $   3,385,420   $   3,751,501
                                                                                   ============    ============

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements ..........................................................

 See accompanying notes

                                      -1-




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                      Statements of Operations (Unaudited)

                                                                                                     July 27, 1995
                                                                                                     (inception) to
                                  Three Months Ended September 30,  Nine Months Ended September 30,  September 30,
                                  ----------------------------------------------------------------------------------
                                         2003             2002           2003            2002            2003
                                 -----------------------------------------------------------------------------------

Lease income ..................   $     30,667    $       --      $     30,667    $       --      $     30,667
Interest income ...............            536           2,141           2,299           4,693          14,203
Interest expense (including
  commitment fees) ............           --          (408,719)           --        (1,186,422)    (79,928,845)
Other expenses ................       (177,869)        (84,626)       (333,451)       (340,113)     (1,190,260)
Forgiveness of interest expense           --              --              --              --        19,159,890
Forgiveness of debt ...........           --              --              --              --         4,323,746
Impairment of PCS licenses ....           --              --              --              --       (25,032,989)
Depreciation and amortization .        (69,385)        (72,956)       (208,155)       (215,297)       (591,740)
                                  ------------    ------------    ------------    ------------    ------------

  Net loss ....................       (216,051)       (564,160)       (508,640)     (1,737,139)    (83,215,328)

Dividend requirement on
  preferred stock .............       (202,004)       (188,789)       (592,961)       (554,170)     (1,949,618)
                                  ------------    ------------    ------------    ------------    ------------
Loss applicable to common
  Shares ......................   $   (418,055)   $   (752,949)   $ (1,101,601)   $ (2,291,309)   $(85,164,946)
                                  ============    ============    ============    ============    ============
Basic and diluted loss per
  common share ................   $      (0.05)   $      (0.10)   $      (0.14)   $      (0.33)   $     (13.33)
Weighted average shares used
  In computation ..............      7,657,966       7,657,966       7,657,966       6,967,908       6,390,264

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     Formerly Fortunet Communications, L.P.)
                      Statements of Cash Flows (Unaudited)



                                                                                                                 July 27, 1995
                                                                                                                 (inception) to
                                                                                Nine Months Ended September 30,  September 30,
                                                                                      2003             2002          2003
                                                                                -------------------------------  ---------------
Operating activities
Net loss ....................................................................   $   (508,640)   $ (1,737,139)   $(83,215,328)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization ...............................................        208,155         215,297         591,740
Compensation expense (income)
   relating to executive's stock
   options ..................................................................         38,158         (44,214)        162,556
Impairment of PCS licenses
                                                                                        --              --        25,032,989
Forgiveness of debt .........................................................           --              --        (4,323,746)
Net change in accrued interest and
   commitment fees ..........................................................           --         1,186,422      63,104,155
Net change in account receivable ............................................        (30,667)           --           (30,667)
Net change in other assets ..................................................         12,228            --            (2,425)
Net change in accounts payable and
    accrued expenses ........................................................        104,401        (661,235)        251,395
                                                                                ------------    ------------    ------------
   Net cash (used in) provided by
   operating activities .....................................................       (176,365)     (1,040,869)      1,570,669
                                                                                ------------    ------------    ------------
Investing Activities
Deposits with the FCC .......................................................           --              --        (4,200,000)
Purchase of PCS Licenses ....................................................           --              --        (4,698,398)
Capital expenditures ........................................................           --              --          (665,182)
Other .......................................................................           --              --          (215,710)
                                                                                ------------    ------------    ------------
Net cash used in investing ..................................................           --              --        (9,779,290)
activities                                                                      ------------    ------------    ------------

Financing activities
Net proceeds from (repayments of)
   Limited Partner loans ....................................................           --              --         6,080,305
Capital contributions .......................................................           --              --           698,603
Sale of preferred stock and warrants ........................................           --              --           250,000
Proceeds from Rights Offering,
    net of expenses .........................................................           --         1,413,958       1,435,085
                                                                                ------------    ------------    ------------
Net cash provided by financing
    activities ..............................................................           --         1,413,958       8,463,993
                                                                                ------------    ------------    ------------

Net increase (decrease) in cash .............................................       (176,365)        373,089         255,372

Cash and cash equivalents at
   beginning of period ......................................................        431,737         103,525            --
                                                                                ------------    ------------    ------------

Cash and cash equivalents at end of
   period ...................................................................   $    255,372    $    476,614    $    255,372

                                                                                ============    ============    ============

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)

                               September 30, 2003


1.   Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

PCS is a second-generation digital wireless service utilizing voice, video or data devices that allows people to communicate at anytime and virtually anywhere. The FCC auctioned off PCS licenses, a total of 120 MHz of spectrum, falling within six separate frequency blocks labeled A through F. Frequency Blocks C and F were designated by the FCC as "entrepreneur's blocks". Certain qualifying small businesses including the Partnerships were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnerships won 31 licenses in 1996 to provide personal communications services over 30 MHz of spectrum to a population of approximately
7.0 million (1990 Census Data).

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

Capitalized Costs/PCS Licenses Amortization

Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at September 30, 2003 and December 31, 2002. These costs, and the costs of the PCS licenses, are being amortized over 20 years, which began on August 31, 2001 when Sunshine commenced offering service. The annual amortization of the total cost of the licenses will be $0.1 million for each of the next five years.

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

Stock Options

On February 14, 2001, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0.20 per share. Such options are to become exercisable three years from the date of grant and expire five years from the date of grant. The 130,000 shares issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, (approximately $71,500 at September 30, 2003), will be recognized as expense over the three year vesting period of the options. In connection with the transaction, $62,555 of unearned stock compensation expense is netted in additional paid in capital. The remaining 150,000 options issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock
Issued to Employees." The effect of accounting for these options under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, would be as follows:

                                                                                                        July 27, 1995
                                             Three Months Ended            Nine Months Ended             (inception)
                                               September 30,                  September 30,                   to
                                         ------------------------------------------------------------------------------
                                                                                                         September 30,
                                             2003          2002           2003            2002               2003
                                         ------------------------------------------------------------------------------

Net loss, as reported ..................   $   (216,051)   $   (564,160)   $   (508,640)   $ (1,737,139)   $(83,215,328)
Add (deduct):
 Stock-based employee compensation
expense included in reported loss.......             --             --              --              --              --

Add (deduct):
Total stock-based employee
compensation (expense)
income determined under fair value
based method for all awards ............        (43,708)         27,097         (44,028)         51,016         (72,180)
                                           ------------    ------------    ------------    ------------    ------------
Pro forma net loss .....................       (259,759)       (537,063)       (552,668)     (1,686,123)    (83,287,508)
Dividend requirement on preferred stock        (202,004)       (188,789)       (592,691)       (554,170)     (1,949,618)
                                           ------------    ------------    ------------    ------------    ------------
Pro forma loss applicable to common
shares .................................   $   (461,763)   $   (725,852)   $ (1,145,359)   $ (2,240,293)   $(85,237,126)
                                           ============    ============    ============    ============    ============

Basic and diluted loss per common share:
As reported: ...........................   $      (0.05)   $      (0.10)   $      (0.14)   $      (0.33)   $     (13.33)
Pro forma: .............................   $      (0.06)   $      (0.09)   $      (0.15)   $      (0.32)   $     (13.34)

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

2.   Sale Transaction

On August 18, 2003, Sunshine and Cingular Wireless ("Cingular") entered into a definitive agreement ("Sale Agreement") whereby Cingular will acquire all of Sunshine's three personal communications services licenses for total proceeds of $13.75 million, subject to an adjustment. The Sale Agreement will terminate if the closing does not occur by December 31, 2004. Under the terms of the Sale Agreement, Cingular would pay Sunshine $13.75 million in cash, subject to an adjustment as discussed below, and obtain FCC authorization to operate on 15 MHz of broadband PCS (1900 MHz) spectrum in the Sunshine markets of Tallahassee, Panama City and Ocala, Florida.

The sale required the approval by the Sunshine shareholders representing a majority of the voting power of all outstanding shares. Such approval was obtained on September 10, 2003, by consent of Sunshine's Class B Shareholder. In addition, completion of the sale is subject to the consent of the Federal Communications Commission to the assignment of the licenses.

In a separate agreement Sunshine has agreed to lease to Cingular the use of the spectrum in its three licenses ("Operating Agreement") for a period starting the date the shareholder approval was obtained, September 10, 2003, until either (a) the transfer of the licenses is accomplished, (b) August 18, 2006 or (c) Cingular cancels this agreement with 30 days notice. Under this agreement Cingular will construct, own and operate the equipment required for Cingular to provide wireless telecommunications services over this spectrum. Sunshine will charge Cingular on a per minute basis for using the spectrum and Cingular will charge Sunshine for use of the equipment on a per minute basis. Under the Operating Agreement, Sunshine will receive a minimum payment of $40,000 per month, $30,667 for the partial month of September 2003. No per minute revenues or charges were recognized during the month. The cumulative amount of these minimum payments until closing will be deducted from the proceeds of the Sale Agreement. However, should the sale not be consummated, Sunshine will retain the payments.

In connection with the Sale Agreement, Sunshine agreed with Lynch Interactive Corporation, which owns all of the outstanding shares of the three series of Preferred Stock of Sunshine, to acquire those shares for a total of approximately $7.2 million. Sunshine also has reached an agreement with the holder of its 3,069,313 shares of Class B Common Stock to reacquire such shares for $.20 per share. The acquisition of both the Preferred Stock and Class B Common Stock are contingent upon the closing and sale of the licenses to Cingular. Accordingly, if the Sale Agreement is not consummated, the liquidation value remains at $26.4 million (as of September 30, 2003).

With regard to the remaining sale proceeds, Sunshine PCS is in the process of evaluating all of its alternatives and will consider all options with regard to their potential use.

Sunshine's system equipment, which has a current net book value after accumulated depreciation of $690,000, is not part of the Sale Agreement and is not being used under the Operating Agreement. Accordingly, on completion of the Sale Agreement, Sunshine will have no further use for the equipment and believes that this equipment will have minimal value on the resale market. If the Sale Agreement is not consummated or the Operating Agreement cancelled, Sunshine will utilize this equipment to provide its current level of service.

The Company expensed $106,771 of costs incurred to date associated with this transaction.

3.   PCS Licenses

In the FCC's C-Block auction, which ended in May 1996, the combined Partnerships acquired 31 licenses at net cost, after bidding credits, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses at an interest rate of 7% per annum with interest due quarterly for years one through six and principal amortization and interest due quarterly in years seven through ten.

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

4.   Partnership Agreement

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

5.   Long-Term Debt

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

6. Preferred Stock (see Note 2 regarding the Company's intent, subject to completion of the Sale Agreement, to repurchase all of its preferred stock for $7.2 million)

The terms of the Preferred Stock are as follows:

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

As noted above in note 5, in November 2002, the Company issued 12,500 shares of Series A-1 preferred stock, which has a total liquidation value of $12.5 million, and 2,000 shares of Series A-2 convertible preferred stock, which has a liquidation value of $2.0 million and is convertible into two million shares of the Company's Class A Common Stock. These two series of preferred stock pay no dividends and are redeemable on the same basis as the Preferred Stock described above.

7.   Loss Per Share

For the period prior to February 14, 2001, the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 8, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the loss per share has been calculated based on actual number of shares outstanding. On May 2, 2002 the Company completed a rights offering and 1,531,593 shares were sold at $1.00 per share. Warrants and options (see Notes 1 and 8), have been excluded from the computation of diluted loss per share for all periods because their issuance would have the effect of reducing the loss per share.

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

9.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event. As of September 30, 2003 and December 31, 2002, we have amounts payable of $135,417 and $116,667, respectively.

10.  Lease Commitment

The Company has entered into leases covering antenna space on four towers (total rental expenses were $27,415 and $25,829 for the three months ended September 30, 2003 and 2002, respectively $80,961 and $77,327 for the nine months ended September 30, 2003 and 2002). The leases call for monthly payments totaling of $9,280. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five fiscal years are as follows: 2003-$27,839, 2004-$113,278, 2005-$117,793, and
2006-$68,311. On completion of the Sale Agreement, these leases will have no further use to Sunshine. In that event, Sunshine will take the steps necessary to mitigate further costs under these leases.

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

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action of the southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, we filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York.

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

Item 2. Management's Discussion and Analysis of Plan of Operations

Sale Transaction

On August 18, 2003, Sunshine and Cingular Wireless ("Cingular") entered into a definitive agreement ("Sale Agreement") whereby Cingular will acquire all of Sunshine's three personal communications services licenses for total proceeds of $13.75 million, subject to an adjustment. The Sale Agreement will terminate if the closing does not occur by December 31, 2004. Under the terms of the Sale Agreement, Cingular would pay Sunshine $13.75 million in cash, subject to an adjustment as discussed below, and obtain FCC authorization to operate on 15 MHz of broadband PCS (1900 MHz) spectrum in the Sunshine markets of Tallahassee, Panama City and Ocala, Florida.

The sale required the approval by the Sunshine shareholders representing a majority of the voting power of all outstanding shares. Such approval was obtained on September 10, 2003, by consent of Sunshine's Class B Shareholder. In addition, completion of the sale is subject to the consent of the Federal Communications Commission to the transfer of the licenses.

In a separate agreement Sunshine has agreed to lease to Cingular the use of the spectrum in its three licenses ("Operating Agreement") for a period starting the date the shareholder approval was obtained, September 10, 2003, until either (a) the transfer of the licenses is accomplished, (b) August 18, 2006 or (c) Cingular cancels the agreement upon 30 days notice. Under this agreement Cingular will construct, own and operate the equipment required for Cingular to provide wireless telecommunications services over this spectrum. Sunshine will charge Cingular on a per minute basis for using the spectrum and Cingular will charge Sunshine for use of the equipment on a per minute basis. Under the Operating Agreement, Sunshine will receive a minimum payment of $40,000 per month. No per minute revenues or charges were recognized during the month. The cumulative amount of these minimum payments until closing will be deducted from the proceeds of the Sale Agreement. However, should the sale not be consummated, Sunshine will retain the payments.

In connection with the Sale Agreement, Sunshine agreed with Lynch Interactive Corporation, which owns all of the outstanding shares of the three series of Preferred Stock of Sunshine, to acquire those shares for a total of approximately $7.2 million. Sunshine also has reached an agreement with the holder of its 3,069,313 shares of Class B Common Stock to reacquire such shares for $.20 per share. The acquisition of both the Preferred Stock and Class B Common Stock are contingent upon the closing and sale of the licenses to Cingular. Accordingly, if the Sale Agreement is not consummated, the liquidation value remains at $26.4 million (as of September 30, 2003).

With regard to the remaining sale proceeds, Sunshine PCS is in the process of evaluating all of its alternatives and will consider all options with regard to their potential use.

Sunshine's system equipment, which has a current net book value after accumulated depreciation of $690,000, is not part of the Sale Agreement and is not being used under the Operating Agreement. Sunshine will have no further use for the equipment and believes that this equipment will have minimal value on the resale market. If the Sale Agreement is not consummated or the Operating Agreement cancelled, Sunshine will utilize this equipment to provide its current level of service.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or revenues. Through September 30, 2003, we had cumulative net losses applicable to common shares of $85,164,946, resulting principally from net interest charges, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended September 30, 2003, the Company recorded a loss of $216,051 as compared to a loss of $564,160, during the three months ended September 30, 2002. The primary cause of the reduction of the loss was interest expense associated with the Company's previously issued subordinated notes which were exchanged for preferred stock in November 2002. For the first time during the quarter, the Company recorded $30,667 of lease income which represented the minimum payments under the Operating Agreement with Cingular. No per minute revenues or charges were recognized during the quarter. In addition, management fees for the Company's Chief Executive Officer were reduced from $50,000 per quarter to $6,250 per quarter and there were lower professional fees were incurred in the 2003 period. During the third quarter of 2003, the Company recorded $37,879 in compensation expense associated with CEO stock options as compared to a negative expense of $21,484 in the three months ended September 30, 2002. Also during the quarter the Company incurred $69,497 of expenses associated with the sale to Cingular.

During the nine months ended September 30, 2003, the Company recorded a loss of $508,640 as compared to a loss of $1,737,139, during the nine months ended September 30, 2002. Again, the primary cause of the reduction of the loss was interest expense associated with the Company's previously issued subordinated notes which were exchanged for preferred stock in November 2002. In addition, management fees for the Company's Chief Executive Officer were reduced from $150,000 for nine months to $18,750 for nine months. CEO compensation expense, associated with stock options was $38,157 as compared to a negative expense of $44,214 in the nine months ended September 30, 2002. $106,771 of expenses associated with the sale to Cingular were incurred during the current year nine month period.

Liquidity and Capital Resources

At September 30, 2003, we had $255,372 in cash and current payables of $251,395.
At  the  current   level  of  operating   activity,   operations   will  require
approximately $300,000 to $500,000 of cash flow on an annual basis.

The following table summarizes our current contractual commitments:

                                  Operating
                                   Leases
                                  ---------
                        2003      $ 27,839
                        2004       113,278
                        2005       117,793
                        2006        68,311
                                  --------
                                  $327,221
                                  ========


Assuming Sale Agreement Consummated

As noted above, Sunshine has agreed to sell its licenses to Cingular for a total proceed of $13.75 million. If that sale is consummated, Sunshine has agreed to acquire all of the Preferred and Class B Common Stock for a total of $7.9 million. With regard to the remaining sale proceeds, Sunshine PCS is in the process of evaluating all of its alternatives and will consider all options with regard to their potential use.


Assuming Sale Agreement Not Consummated

If the sale is not consummated, Sunshine has agreed to lease the use of its spectrum to Cingular until August 18, 2006. Cingular, however, has the right to terminate the lease at any time on thirty days' notice. Accordingly, if the sale is consummated and the lease is terminated by Cingular, Sunshine will need to evaluate its option with regard to the licenses. If we decide to commercially develop our licenses, significantly higher levels of cash flow will be required.

Our potential to secure new financing through traditional lending sources is questionable. We have over $26.4 million of Redeemable Preferred Stock, and our assets consist almost entirely of licenses that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission and possibly other regulatory agencies must consent. If one or more of our licenses is sold for cash, we are obligated to use any such proceeds to redeem our preferred stock, in the amount of the liquidation value of approximately $26.4 million. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses, along with any risks associated with other operations of the joint venturer or purchaser.

Although under our current arrangement with Cingular, we do not need to build out our licenses further, if we continue to build out our licenses independently in order to commence the first phase of commercial operations, we believe we would need to raise approximately $10 million. Whether we would be able to raise this amount of money is highly uncertain. We would also have to implement a business plan, create additional infrastructure, and attract and retain qualified individuals to serve as managers and employees. Our current management has very little experience in the personal communications service industry. We cannot assure you as to the timing, cost, or even our ability to successfully accomplish these tasks. Under any development scenario, we will incur significant operating losses for the foreseeable future, as we seek to construct our licenses and build a customer base. Such losses could be substantial and jeopardize our ability to service debt, thus placing us in danger of default.

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

CERTAIN RISK FACTORS

Assuming Sale Agreement Not Consummated

We are a development stage company with no operating history. Through September 30, 2003, we had minimal lease revenues, cumulative net losses applicable to common shares of $85,164,946 and we do not know when, if ever, we will have revenues or achieve a positive cash flow. Our only significant assets are our personal communications service licenses and equipment to provide service. The services offered through these licenses, however, have had a limited history in the United States, and we cannot predict if there will ever be enough demand to make profitable developing our licenses. The likelihood of our future success is therefore highly uncertain.

Because we have incurred losses since inception and had not yet determined how to finance our operations, the report of Ernst & Young LLP, our independent auditors, with respect to our financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002 contained an explanatory paragraph which expresses substantial doubt as to our ability to continue as a going concern. This opinion indicates that our auditors believed that substantial doubt existed regarding our ability to continue to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all. Certain factors considered by our auditors in making this determination have been included in their report and have been disclosed in Note 1 to our financial statements.

We have $255,372 in cash and minimum lease income from Cingular of $40,000 per month. While this money allows us to fund working capital needs for the short-term, we will need additional capital to build out our licenses and to commence commercial operations. We believe that this would cost approximately $10 million.

Our potential to secure new financing through traditional lending sources is questionable. We have over $26.4 million in redeemable preferred stock, and our assets consist almost entirely of licenses and equipment that currently provide limited service. Should we succeed in obtaining future financing, any such loans are likely to contain restrictions that limit or prohibit our future actions, and allow the lender to accelerate the loan upon a default. Thus, any failure or delay in repaying our current or future debt could terminate our business. We are unable to predict whether our operations will ever generate sufficient cash flow to repay any current or future debt. Alternatively, we might attempt to borrow from vendors providing the capital equipment used in providing services, or conduct either a public or private equity offering to raise these funds, the results of which are highly uncertain.

An action was commenced against Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001, owned 49.9% of our equity and currently has redeemable preferred stock from us totaling $26.4 million, and an option to acquire 4,300,000 shares of our common stock, accusing the defendants of improperly participating in certain Federal Communications Commission spectrum auctions and improperly obtaining certain bidding credits. There can be no assurance that this litigation will not distract our officers and directors from their responsibilities in running our day to day operations. An unfavorable decision could have a material adverse effect on our business, plan of operation and financial condition.

To obtain any value with respect to our licenses, we have to either sell them, enter into a joint venture, or build them out independently. If we were to sell our licenses, the Federal Communications Commission, and possibly other regulatory agencies, must consent. If one or more of our license is sold for cash, we are obligated to use any such proceeds to redeem our preferred in the amount of the liquidation value of approximately $26.4 million. If there are any proceeds remaining following this debt redemption, we are obligated to use up to $10 million to redeem our preferred stock. If we were to enter into a joint venture, or were to sell our licenses for securities of another personal communications services entity, we would be exposed to many of the risks associated with independently developing our licenses discussed below, along with any risks associated with the operations of our joint venturer or purchaser.

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


Item 4. Controls and Procedures

Our chief executive officer and principal officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action of the southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, we filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York.

We strongly believe that this lawsuit is completely without merit, and intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our financial conditions.

To date, Lynch Interactive Corporation has paid legal fees and costs associated with this action. While no agreement currently exists on the specific allocation of such legal fees and costs among the defendants, some fees and costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification

     Exhibit 31.2 - Principal Financial Officer Section 302 Certification

     Exhibit 32.1 - Chief Executive Officer Section 906 Certification.

     Exhibit 32.2 - Principal Financial Officer Section 906 Certification.

(b) Form 8-K filed on August 19, 2003, reporting the execution by Sunshine PCS Corporation and Cingular Wireless LLC of an Agreement for Purchase and Sale of Licenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 14th day of November 2003.



                                 SUNSHINE PCS CORPORATION
                                 By:  /s/ Karen E. Johnson
                                      --------------------
                                      Karen E. Johnson
                                      Chief Executive Officer