Form 10KSB
period 2003-12-31
SUNSHINE PCS CORP
filed 2004-04-20
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

     The issuer's revenues for the fiscal year ended December 31, 2003 was $150,667.

     As of March 25, 2004, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US $897,246, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

     The number of shares of the Registrant's Class A Common Stock issued and outstanding as of March 25, 2004 was 4,588,653.

                            SUNSHINE PCS CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.


Item 1.    Business.........................................................3


Item 2.    Properties......................................................3


Item 3.    Legal Proceedings...............................................3-4


Item 4.    Submission of Matters To a Vote of Security Holders.............4


Item 5.    Market For Company's Common Equity and
           Related Stockholder Matters.....................................4-5


Item 6.    Management's Discussion and Analysis of
           Financial Condition and Plan of Operation.......................5-7


Item 7.    Financial Statements............................................8-25


Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................26


Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act.............................................26-27


Item 10.   Executive Compensation..........................................27-28


Item 11.   Security Ownership of Certain Beneficial Owners
           and Management..................................................28-29


Item 12.   Certain Relationships and Related Transactions..................29-36


Item 13.   Exhibits and Reports on Form 8-K................................30-31

Item 14.   Principal Accountant Fees and Services..........................31-32

                                     PART I

Item 1. Business

Sale of Licenses

     On December  31,  2003,  we  completed  the sale of our three 15  megahertz
C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. Pursuant to the sale agreement, we have agreed to the customary indemnification of Cingular Wireless, including indemnification for losses, if any, resulting from certain regulatory matters (see "Regulatory Matters" below) and losses resulting from the "qui tam" lawsuit that is described in "Item 3. Legal Proceedings." In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made a cash distribution of $0.83 per share on our outstanding Class A Common Stock.

     We are currently in the process of winding down our activities in the Florida Panhandle. We also continue to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company.

Background

     We were incorporated on July 13, 2000, with capital of $1.00, and on February 14, 2001, succeeded to the rights and obligations of Fortunet Communications, L.P. ("Fortunet"). We were incorporated in July 2000, as the successor to Fortunet Communications, L.P. We previously held three licenses, which granted us the non-exclusive right to provide personal communications services to approximately 960,000 people in the Florida cities of Tallahassee, Panama City and Ocala. Personal communications service is a phrase that describes a wireless telecommunications service that utilizes a portion of radio spectrum from 1850 to 1990 megahertz, and each of our licenses allows us to offer wireless services across 15 megahertz of this spectrum in the above referenced cities. Fortunet was formed on April 18, 1997, to hold personal communications services ("PCS") licenses that had been acquired in the Federal Communications Commission's ("FCC") C-Block auction. At that date, Fortunet succeeded to the assets and assumed the liabilities (the "Transfers") of five partnerships ("Partnerships") that were the high bidders for licenses in the auction. The Partnerships that transferred their assets and liabilities to Fortunet were Aer Force Communications, L.P. ("Aer Force"), Fortunet Wireless Communications, L.P., High Country Communications, L.P., New England Wireless Communications, L.P. and Southeast Wireless Communications L.P., all of which were formed on July 27, 1995. The Partnerships received a proportional interest in Fortunet based upon the relative market values of the assets and liabilities transferred. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P. a relief plan, because this plan required Fortunet Communications, L.P. to forfeit 30% of its down payment, in 1997
Fortunet Communications, L.P. recorded a charge of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P. returned 28 of its licenses, and 15 megahertz of its three remaining 30 megahertz licenses and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded a further charge of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million subsequent to the write down.

     On February 22, 2001, Lynch Interactive Corporation ("Interactive"), distributed 2,821,766 of Sunshine's Class A Common Stock, representing its 49.9% ownership it received from our incorporation, to its shareholders, on the basis of one share of Sunshine's Class A Common Stock for each share of Interactive's Common Stock outstanding.

     On August 31, 2001, we met the Federal Communications Commission requirement that we provide service coverage to at least one-quarter of the population in our licensed areas. However, we did not have the funds necessary to fully build out a robust system necessary to provide commercial operations, which we estimated to cost between $10.0 and $15.0 million.

Regulatory Matters

     During our tenure as an FCC PCS licensee, we were subject to a variety of federal, as well as certain state and local, regulatory requirements. For example, as a PCS licensee, we were subject to detailed FCC license eligibility rules, construction notification requirements, and fixed microwave relocation obligations, among other requirements. We believe that we were in compliance with our regulatory obligations at all times that we held PCS licenses. However, we cannot assure you that we will not be subject to future claims or liabilities associated with our former status as a PCS licensee, our FCC licenses or any operations based upon our licenses.

 Item 2. Properties

     Following the sale of our three personal communications service licenses we have no remaining material property.

Item 3. Legal Proceedings

     Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, which through February 25, 2001 owned 49.9% of our equity and through December 31, 2003 owned all of our preferred stock and an option to acquire 4,300,000 shares of our common stock, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The relator in this lawsuit is R.C. Taylor III, who is allegedly an attorney specializing in telecommunications law. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each prior to trebling.

We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and we intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit.

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which the judge approved a scheduling order. Discovery has now commenced as the parties await a ruling on the defendants' motion to dismiss the case.

Item 4. Submission of Matters To a Vote of Security Holders

     None during the fourth quarter.

                                     PART II

Item 5. Market For Company's Common Equity and Related Stockholder Matters

     The Class A common stock commenced trading, under the symbol: SUNPA, on the over-the-counter market on March 13, 2001. The following table sets forth the high and low closing prices of the Class A common stock for the periods indicated, as reported by published sources.


                                                                Low       High
2002 Fiscal Year
First Quarter ............................................   $   1.06   $   2.90
Second Quarter ...........................................   $   0.75   $   1.30
Third Quarter ............................................   $   0.35   $   0.65
Fourth Quarter ...........................................   $   0.17   $   0.40

                                                                Low       High
2003 Fiscal Year
First Quarter ............................................   $   0.18   $   0.35
Second Quarter ...........................................   $   0.18   $   0.25
Third Quarter ............................................   $   0.20   $   1.01
Fourth Quarter ...........................................   $   0.55   $   0.75

     As of March 24, 2004, there were approximately 802 holders of record of our Class A common stock.

     On March 2, 2004, our Board of Directors declared a cash distribution on our Class A common stock of $0.83 per share. Such dividend was paid on March 19, 2004. This is the first distribution on the Class A common stock.

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

Sale of Licenses

     On December  31,  2003,  we  completed  the sale of our three 15  megahertz
C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made a cash distribution of $0.83 per share on our outstanding Class A Common Stock.

     We are currently in the process of winding down our activities in the Florida Panhandle. We also continue to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

History

     We were incorporated in July 2000, as the successor to Fortunet Communications, L.P., a combination of five partnerships that were awarded 31 personal communications service licenses in the Federal Communications Commission's 1996 C-Block auction. These licenses had an aggregate purchase price of $216 million after a 25% bidding credit, and were financed primarily by the Federal Communications Commission. Fortunet Communications, L.P. experienced substantial problems in servicing this debt because a perception developed in both the public and private debt and equity markets that the supply of spectrum greatly exceeded realistic customer demand. While the Federal Communications Commission offered Fortunet Communications, L.P. a relief plan, because this plan required Fortunet Communications, L.P. to forfeit 30% of its down payment, in 1997 Fortunet Communications, L.P. recorded a charge of $6.6 million to reflect the impairment in the value of its licenses. In June 1998, Fortunet Communications, L.P. returned 28 of its licenses, and 15 megahertz of its three remaining 30 megahertz licenses and surrendered 70% of its down payment to the Federal Communications Commission in exchange for credits, which were used to pay all remaining indebtedness to the Federal Communications Commission. On April 15, 1999, the Federal Communications Commission completed a reauction of all the C-Block licenses that were returned to it. Due to considerably lower amounts bid for these licenses, in the quarter ended March 31, 1999, Fortunet Communications, L.P. recorded a further charge of $18.5 million to write down its investment in the licenses, plus an additional $0.1 million of capitalized expenses, leaving a net carrying value of $2.7 million subsequent to the write down.

Results of Operations

     Neither we, nor our predecessors, have had any operating history or material revenues. Through December 31, 2003, we had a cumulative net loss of $73,214,399, resulting principally from net interest charges of $60,768,955, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

     During the year ended December 31, 2003, our net income was $9.0 million as compared to net income of $2.1 million for the year ended December 31, 2002. During 2003, the Company recorded a $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million), a $654,926 provision for impairment on our equipment, and a $302,951 accrual for our remaining lease liabilities. Also during 2003, the Company accrued $0.5 million for Director Compensation that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. In addition, as noted above, prior to the sale of the PCS Licenses to Cingular, we leased the use of the spectrum to Cingular and during 2003 we recorded lease income of $150,667 on the lease. During 2002, the Company recorded $4.3 million gain as a result of forgiveness of debt when we exchanged our subordinated debt for preferred stock in November 2002. Through November 2002, the Company recorded $1.4 million of interest expense in 2002.

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

Liquidity and Capital Resources

     At December 31, 2003, we had $5.7 million in cash.

     With the $13.6 million of proceeds we received from Cingular, we repurchased all of our classes of preferred stock for a total of $7.2 million, all of our class B common stock outstanding for a total of $0.6 million, and 4.3 million warrants of our Class A warrant for $0.4 million.

     On March 2, 2004, we declared a cash distribution of $0.83 per share on our Class A common stock which will reduce our outstanding cash of $3.8 million.

     As of December 31, 2003, the minimum payment required on our lease of tower space totaled $0.3 million, payable through 2005. As the Company has no further use for theses leases, it is negotiating a termination amount. As of December 31, 2003, the Company accrued the full liability under these leases.

Critical Accounting Policy

     The preparation of the financial statements requires Sunshine's management to make estimates and judgments that effect the reported amounts of assets, liabilities and expenses, and related disclosures of contingent asset and liabilities. On an ongoing basis, Sunshine evaluates its estimates, including the carrying value of its investment in PCS Licenses. Sunshine bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Interactive believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     On January 1, 2002, we adopted Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. SFAS No. 142 prohibits the amortization of goodwill and assets with indefinite lives, but instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. While the Company expected the renewal of its licenses by the granting authorities, which would allow it to classify its licenses as indefinite lived assets, because of its lack of operating history, our current cash flow deficit and the inability to obtain the necessary funding to build a network, the Company continued amortizing its licenses over twenty years.

     Amortization expense was $134,000 per year for the two years ending December 31, 2003 and $41,000 for the year ended December 31, 2001 as the licenses were not amortized prior to August 31, 2001, the point we were able to provide PCS service.

     Sunshine tests its investments in PCS licenses whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Significant judgment is required to determine if impairment has occurred and whether such impairment is other than temporary.

Recently Issued Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements". FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Interactive adopted FIN 45 effective January 1, 2003. Such adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

     The FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" in January 2003 and revised it in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 for both new and existing variable interest entities. Sunshine adopted FIN 46 effective for December 31, 2003 financial reporting. Such adoption had no effect on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS No. 145. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our results of operations, financial position or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no effect on the Company's results of operations, financial position or cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in hedging activities and therefore, this statement does not apply.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company had no such instruments as of December 31, 2003, therefore this statement has had no effect on the Company's financial position.

Quantative and Qualitative Analysis of Market Risk

     The Company is minimally exposed to changes in market risk because as of December 31, 2003 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

     None.

Item 7. Financial Statements


                                      INDEX
                            Sunshine PCS Corporation
    (A Development Stage Enterprise, formerly Fortunet Communications, L.P.)

Reports of Independent Auditors............................................9-10

Balance Sheets at December 31, 2002 and 2003...............................11

Statements of Operations for each of the three years in the period ended December 31, 2003 and the period from July 27, 1995
 (inception) to December 31, 2003..........................................12

Statements of Cash Flows for each of the three years in the period ended December 31, 2003 and the period from July 27, 1995
 (inception) to December 31, 2003..........................................13

Statement of Changes in Partners'/Stockholders' Equity/(Deficiency)
 for the period from July 27, 1995 (inception) through December 31,
 2003......................................................................14

Notes to Financial Statements..............................................15-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sunshine PCS Corporation
New York, New York

     We have audited the accompanying balance sheet of Sunshine PCS Corporation (the "Company") a development stage enterprise, as of December 31, 2003, and the related statements of operations, changes in partners' / stockholders' equity (deficiency) and cash flows for the year then ended and for the period from July 27, 1995 (inception) to December 31, 2003, except for the period from July 27, 1995 (inception) to December 31, 2002. The financial statements for the period July 27, 1995 (inception) to December 31, 2002, were audited by other auditors whose report was furnished to us. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, such financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2003, and the results of its operations and its cash flows for the period discussed above in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

New York, New York
April 20, 2004

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Sunshine PCS Corporation

We have audited the accompanying balance sheet of Sunshine PCS Corporation (the "Company") a development stage enterprise, formerly Fortunet Communications, L.P., as of December 31, 2002, and the related statements of operations, changes in partners'/stockholders' equity/(deficiency), and cash flows for each of the two years in the period ended December 31, 2002 and for the period from July 27, 1995 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine PCS Corporation at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, and for the period from July 27, 1995 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
March 27, 2003

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets

                                                                                December 31,     December 31,
                                                                                    2002             2003
                                                                                ------------    -------------
 Assets

Assets
Cash and cash equivalents ...................................................   $    431,737    $  5,722,523

Equipment at Cost ...........................................................      1,002,684            --
Less: Accumulated Depreciation ..............................................       (204,518)           --
                                                                                ------------    ------------
  Net Equipment                                                                      798,166            --

PCS Licenses, less accumulated amortization of $179,067 .....................      2,506,945            --
Other Assets ................................................................         14,653            --
                                                                                ------------    ------------

Total Assets ................................................................   $  3,751,501    $  5,722,523
                                                                                ============    ============

Liabilities and stockholders' equity (deficiency)

Accounts payable and accrued expenses .......................................   $    146,994    $  1,224,149

Preferred Stock, $1.00 par value per share, $1,000 liquidation preference per share, 30,000 shares authorized; 10,700 shares outstanding at December 31, 2002 and no shares outstanding at
     December 31, 2003 ......................................................      1,606,657            --

Series A-1 Preferred Stock, par value $1.00 per share, $1,000 liquidation preference per share, 12,500 shares authorized and
     outstanding at December 31, 2002, and no shares outstanding at .........     12,500,000            --
     December 31, 2003

Series A-2 Preferred Stock, par value $1.00 per share, $1,000 liquidation preference per share, 2,000 shares authorized and
     outstanding at December 31, 2002 and no shares outstanding at ..........      2,000,000            --
     December 31, 2003

Stockholders' equity(deficiency)

Common Stock, $0.0001 par value

Class A: Authorized shares-20,000,000;
4,588,653 shares outstanding at December 31, 2002 and 2003 ..................           --              --

Class B:  Authorized shares-9,000,000;
3,069,313 shares outstanding at December 31, 2002 and no shares
outstanding at December 31, 2003 ............................................           --              --

Additional paid-in capital ..................................................     71,655,501      80,496,506
Deficit accumulated during the development stage ............................    (84,157,651)    (75,998,132)
                                                                                ------------    ------------

    Stockholders' equity(deficiency) ........................................    (12,502,150)      4,498,374
                                                                                ------------    ------------

Total  liabilities and stockholders' equity(deficiency) .....................   $  3,751,501    $  5,722,523
                                                                                ============    ============

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                            Statements of Operations

                                                                                    July 27, 1995
                                                                                   (inception) to
                                                Years Ended December 31,            December 31,
                                        ------------------------------------------ --------------
                                           2001            2002           2003          2003
                                        -----------------------------------------  --------------

Lease revenues ...................   $       --      $       --      $    150,667    $    150,667
Interest income ..................          5,651           6,253           3,023          14,927
Interest expense (including
commitment fees) .................     (2,934,425)     (1,395,143)           --       (79,928,845)
Other expenses ...................       (278,127)       (578,682)     (1,033,780)     (1,890,589)
Forgiveness of interest expense ..           --              --              --        19,159,890
Forgiveness of debt ..............           --         4,323,746            --         4,323,746
Provision for impairment on
equipment ........................           --              --          (654,926)       (654,926)
Accrual of lease liability .......           --              --          (302,951)       (302,951)
Impairment of PCS Licenses .......           --              --              --       (25,032,989)
Gain on sale of PCS license ......           --              --        11,067,796      11,067,796
Depreciation and amortization ....        (92,514)       (291,071)       (277,540)       (661,125)
                                     ------------    ------------    ------------    ------------

Net Income (Loss) ................     (3,299,415)      2,065,103       8,952,289     (73,754,399)

Dividend requirement on
   preferred stock ...............       (613,698)       (742,959)       (792,770)     (2,149,427)
                                     ------------    ------------    ------------    ------------
Income (loss) applicable to common
   shares ........................   $ (3,913,113)   $  1,322,144    $  8,159,519     (75,903,826)
                                     ============    ============    ============    ============
Net income (loss) allocated to ...
   general partner                   $    (16,368)   $       --      $       --      $       --
                                     ============    ============    ============    ============
Net income (loss) allocated to
   limited partner ...............   $ (1,620,571)   $       --      $       --      $       --
                                     ============    ============    ============    ============
Basic income (loss) per common
   share..........................   $      (0.64)   $       0.19    $       1.07    $     (11.81)
                                     ============    ============    ============    ============
Diluted income (loss) per common
   shares ........................   $      (0.64)   $       0.18    $       0.84    $     (11.81)
                                     ============    ============    ============    ============
Weighted average shares used in
   basic computation..............      6,126,373       7,141,840       7,657,966       6,428,118
                                     ============    ============    ============    ============
Weight average shares and
   equivalents used in diluted
   computation...................       6,126,373       7,393,895       9,657,966       6,428,118
                                     ============    ============    ============     ===========

Forgiveness of debt per share:

Basic                                $        --     $       0.61    $        --      $      0.61
                                     ============    ============    ============     ===========
Diluted                              $        --     $       0.58    $        --      $      0.58
                                     ============    ============    ============     ===========

See accompanying notes to financial statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

                            Statements of Cash Flows

                                                                                                   July 27,
                                                                                                     1995
                                                                                                (inception)( to
                                                          Years Ended December 31,               December 31,
                                                    2001            2002           2003              2003
                                               --------------  -------------   --------------- --------------
Operating activities

Net income (loss) ..........................   $ (3,299,415)   $  2,065,103    $  8,952,289    $(73,754,399)

Adjustments to reconcile net income
  (loss) to cash (used in) provided by
   operating activities:
Depreciation and amortization ..............         92,514         291,071         277,540         661,125
Compensation expense relating to
   executive's stock options ...............         65,336          59,062         142,441         266,839
Impairment of PCS licenses .................           --              --              --        25,032,989
Net change in accrued interest and
   commitment fees .........................      2,934,425       1,395,143            --        63,104,155
Provision for impairment of
equipment ..................................           --              --           654,926         654,926
Gain on sale of PCS Licenses ...............           --              --       (11,067,796)    (11,067,796)
Forgiveness of debt ........................           --        (4,323,746)           --        (4,323,746)
Increase(decrease) in accounts
payable and accrued expenses ...............        728,272        (581,278)      1,077,155       1,224,149
Net change in other assets .................         (2,425)        (12,228)         14,653            --
                                               ------------    ------------    ------------    ------------
   Net cash (used in) provided by
   operating activities ....................        518,707      (1,106,873)         51,208       1,798,242
Investing Activities
Proceeds of sale of PCS Licenses ...........           --              --        13,599,333      13,599,333
Expenses of sale of PCS Licenses ...........           --              --          (158,892)       (158,892)
Deposits with the FCC ......................           --              --              --        (4,200,000)
Purchase of PCS Licenses ...................           --              --              --        (4,698,398)
Capital expenditures .......................       (665,182)           --              --          (665,182)
Other ......................................           --              --              --          (215,710)
                                               ------------    ------------    ------------    ------------
Net cash used in investing .................       (665,182)           --        13,440,441       3,661,151
activities

Financing activities
Redemption of Preferred stock ..............           --              --        (7,200,000)     (7,200,000)
Purchase of Class B Common stock ...........           --              --          (613,863)       (613,863)
Purchase of stock options ..................           --              --          (387,000)       (387,000)
Net proceeds from (repayments of)
   Limited Partner loans ...................           --              --              --         6,080,305
Capital contributions ......................           --              --              --           698,603
Sale of preferred stock and warrants .......        250,000            --              --           250,000
Proceeds from Rights Offering, net
of expenses ................................           --         1,435,085            --         1,435,085
                                               ------------    ------------    ------------    ------------
Net cash provided by financing
activities .................................        250,000       1,435,085      (8,200,863)        263,130
Net change in cash .........................        103,525         328,212       5,290,786       5,722,523
Cash and cash equivalents at
   beginning of period .....................           --           103,525         431,737            --
                                               ------------    ------------    ------------    ------------

Cash and cash equivalents at end of
   period ..................................   $    103,525    $    431,737    $  5,722,523    $  5,722,523
                                               ============    ============    ============    ============
See accompanying notes to financial statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)

       Statement of Changes in Partners'/Stockholders' Equity(Deficiency)

     For the period from July 27, 1995 (inception) through December 31, 2003

                                                                                                               Stockholders'
                                                                                                                   equity
                                                    )                                    )      Deficit         (deficiency)
                                                                                               accumulated       accumulated
                                     General         Limited         Total       Additional    during the     during the
                                    partner's      partner's       partners'       paid-in    development     development
                                  equity(deficit equity(deficit) equity(deficit    capital       stage           stage
                                  -------------- --------------- --------------  ------------ -------------  ---------------
Capital contributions ........... $   350,000    $   348,603    $    698,603    $       --    $         --    $        --
    Net loss ....................     (4,605)       (455,894)       (460,499)           --              --             --
                                  ------------   ------------   -------------   ------------  ------------   ---------------
Balance at December 31, 1995 ....    345,395        (107,291)        238,104            --              --              --
    Net loss ....................   (850,414)     (6,474,655)     (7,325,069)           --              --              --
                                  ------------   ------------   -----------     ------------  ------------   ---------------
Balance at December 31, 1996 ....   (505,019)     (6,581,946)     (7,086,965)           --              --              --
    Net loss .................... (9,211,211)    (19,800,154)    (29,011,365)           --              --              --
                                  ------------   ------------   ------------    ------------  ------------   ---------------
Balance at December 31, 1997 .... (9,716,230)    (26,382,100)    (36,098,330)           --              --              --
  Net profit (loss) .............  6,472,834      (5,992,670)        480,164            --              --              --
                                  ------------   ------------   -----------     ------------  ------------   ---------------
Balance at December 31, 1998 .... (3,243,396)    (32,374,770)    (35,618,166)           --              --              --
  Net Loss ...................... (9,375,529)    (22,080,433)    (31,455,962)           --              --              --
                                  ------------   ------------    -----------    ------------  ------------   ---------------
Balance at December 31, 1999 ....(12,618,925)    (54,455,203)    (67,074,128)           --              --              --
  Net loss ......................   (136,996)    (13,562,649)    (13,699,645)           --              --              --
                                 -------------   ------------    -----------    ------------  ------------   ---------------
Balance at December 31, 2000 ....(12,755,921)    (68,017,852)    (80,773,773)           --              --              --
  Net loss through February 14,
  2001                               (16,368)      (1,620,571)     (1,636,939)          --              --              --
  Capital contribution of Loan
  from Limited Partner ..........       --        68,965,607      68,965,607            --              --              --
  Merger of Sunshine and
  Fortunet ...................... 12,772,289         672,816      13,445,105      69,664,210     (83,109,315)    (13,445,105)
  Value of equity from stock
  compensation:
  153,410 options issued on May
  1, 2001 to Chief Operating
  Officer .......................           --              --              --       337,502            --           337,502
  130,000 options issued on
  February 14, 2001 to Chief
  Executive Officer .............           --              --              --        65,336            --            65,336
  Net loss ......................           --              --              --          --        (1,662,476)     (1,662,476)
  Common stock dividends ........           --              --              --        94,306         (94,306)           --
  Dividend requirement on
  Preferred stock ...............           --              --              --          --          (613,698)       (613,698)
                                  ------------    ------------    ------------  ------------    ------------    -------------
Balance at December 31, 2001 ....           --              --              --    70,161,354     (85,479,795)    (15,318,441)
50,000 options issued on
   January 18, 2002 to a vendor..           --              --              --       100,000            --           100,000
Change in value of CEO
   Options ......................           --              --              --       (40,938)           --           (40,938)
Sale of Common Shares, net of
   $96,508 in expenses ..........           --              --              --     1,435,085            --         1,435,085
Net income ......................           --              --              --          --         2,065,103       2,065,103
Dividend requirement on
Preferred stock .................           --              --              --          --          (742,959)       (742,959)
                                  ------------    ------------    ------------  --------------   -------------  -------------
Balance at December 31, 2002 .... $         --     $        --     $        --   $  71,655,501   (84,157,651)    (12,502,150)
Change in value of CEO Options ..           --              --              --         142,441            --          142,441
Dividend requirement on
preferred stock .................           --              --              --              --      (792,770)       (792,770)
Redemption of Preferred stock               --              --              --       9,699,427            --       9,699,427
Purchase of Class B Common Stock.           --              --              --        (613,863)           --        (613,863)
Purchase of Stock Warrants ......           --              --              --        (387,000)           --        (387,000)
Net income for year ended
December 31, 2003 ...............           --              --              --              --       8,952,289      8,952,289
                                  ------------    ------------    ------------  --------------    ------------    -----------
                                  $        --     $         --    $         --   $  80,496,506    $(75,998,132)   $ 4,498,374
                                 =============    ============    ============  ==============    ============    ===========

See accompanying notes

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                          Notes to Financial Statements

                                December 31, 2003

1.   Recent Development

     On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired all of Sunshine's three personal communications services licenses for total net proceeds of $13.6 million. During 2003, the Company recorded a $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million). Also during 2003, the Company accrued $0.5 million for Director Compensation, that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular.

     Pursuant to the sale agreement, we have agreed to the customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Note 13. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of FIN 45, see "Recently Issued Accounting Pronouncements" below, the Company recorded an immaterial liability which represented the Company's best estimate of the fair value of such indemnification.

     The sale required the approval by the Sunshine shareholders representing a majority of the voting power of all outstanding shares. Such approval was obtained on September 10, 2003, by consent of Sunshine's Class B shareholder. In addition, completion of the sale was subject to the consent of the Federal Communications Commission to the assignment of the licenses.

     In a separate agreement also signed on August 18, 2003, Sunshine has agreed to lease to Cingular the use of the spectrum in its three licenses ("Operating Agreement") for a period starting the date the shareholder approval was obtained, September 10, 2003, until either (a) the transfer of the licenses is accomplished, (b) August 18, 2006 or (c) Cingular cancels this agreement with 30 days notice. Under this agreement Cingular would construct, own and operate the equipment required for Cingular to provide wireless telecommunications services over this spectrum. Sunshine charged Cingular on a per minute basis for using the spectrum and Cingular charged Sunshine for use of the equipment on a per minute basis. Under the Operating Agreement, Sunshine received a minimum payment of $40,000 per month, $30,667 for the partial month of September 2003. No per minute revenues or charges were recognized during the period from September 10, 2003 to completion of the sale on December 31, 2003. The cumulative amount of these minimum payments until closing was deducted from the proceeds of the Sale Agreement. Sunshine recognized $150,667 of lease income during the year ended December 31, 2003, as a result of this agreement.

     In connection with the Sale Agreement, Sunshine agreed with Lynch Interactive Corporation, which owned all of the outstanding shares of the three series of Preferred Stock of Sunshine, to acquire those shares for a total of approximately $7.2 million. Sunshine also has reached an agreement with the holder of its 3,069,313 shares of Class B Common Stock to reacquire such shares for $.20 per share, for a total of $0.6 million. The acquisition of both the Preferred Stock and Class B Common Stock were contingent upon the closing and sale of the licenses to Cingular and the acquisition was also consummated on December 31, 2003. The closing of these transactions also occurred on December 31, 2003. In addition, on that date, Sunshine purchased all of our outstanding warrants to purchase 4.3 million shares of Class A common stock for a total of $0.4 million. With regard to the remaining sale proceeds, on March 2, 2004, we declared a dividend of $0.83 per share on our Class A common stock which will reduce our cash by $3.8 million, and is in the process of evaluating all of its alternatives and will consider all options with regard to their potential use. Sunshine's system equipment, which had a current net book value after accumulated depreciation of $654,000 at the time of the consummation of the sale agreement was not part of the Sale Agreement and was not being used under the Operating Agreement. Accordingly, Sunshine will have no further use for the equipment and believes that this equipment will have minimal value on the resale market and as a result has written all such equipment off during the year ended December 31, 2003.

     On receipt of the FCC approval, all of our three classes of preferred stock became mandatorily redeemable and, under SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," therefore, a liability of the Company. Because of the related party nature of this transaction, the difference between the carrying value of the preferred stock and the amount paid, was recorded as an increase to additional paid in capital.

2.   Organization

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

     PCS is a second-generation digital wireless service utilizing voice, video or data devices that allows people to communicate at anytime and virtually anywhere. The FCC auctioned off PCS licenses, a total of 120 MHz of spectrum, falling within six separate frequency blocks labeled A through F, Frequency Blocks C and F were designated by the FCC as "entrepreneurial blocks". Certain qualifying small businesses including the Partnerships were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnerships won 31 licenses in 1996 to provide personal communications services over 30 MHz of spectrum to a population of approximately
7.0 million (1990 Census Data).

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

     As part of the reorganization, Lynch PCS Corporation A ("Lynch") contributed $69.0 million of the debt owed to it as a capital contribution to Sunshine. The remaining indebtedness of $16.1 million was restructured into eight equal Subordinated Notes totaling $16.1 million, at 9% interest per annum, due in three-month increments beginning three years from the date of issuance, subject to acceleration in certain circumstances. (See Note 6)

     In addition, Sunshine sold to Lynch, for a total of $250,000, 10,000 shares of preferred stock with a total liquidation value of $10 million, and warrants to acquire 4.3 million shares of Class A Common Stock at $.75 per share. The preferred stock and warrants were recorded at their respective estimated fair values at the time of sale to Lynch. The Limited Partner then distributed its shares in Sunshine to Lynch, and then Lynch distributed such shares to its shareholders.

     On February 22, 2001, Lynch Interactive Corporation ("Interactive"), the parent of Lynch distributed 2,821,766 of Sunshine's Class A Common Stock, representing its 49.9% ownership, to its shareholders, on the basis of one share of Sunshine's Class A Common Stock for each share of Interactive's Common Stock outstanding.

     As described in note 10, as of February 22, 2001, it was agreed that Sunshine would issue an additional 235,294 shares of Class A Common Stock to Lynch and 236,237 shares of Class B Common Stock to the holders of the Class B Common Stock.

3.   Accounting and Reporting Policies

Basis of Presentation

     The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise.

     The Transfers from the Partnerships, with the exception of the transfer from Aer Force, were accounted for as business combinations at fair value resulting in an increase in the carrying value of the PCS licenses of $9.9 million. The transfer from Aer Force was accounted for in a manner similar to a pooling of interests at historical cost since Fortunet and Aer Force were entities under common control. Accordingly, the accompanying financial statements include the results of Aer Force from inception, July 27, 1995, and the results of the remaining four partnerships from the date of the transfer, April 18, 1997.

     Under FCC regulations, Sunshine was required to construct a PCS network that provides adequate service to at least one-quarter of the population in the areas covered by the licenses by September 17, 2001, or make a showing of substantial service in the areas covered by the licenses by that date. Sunshine has implemented a system to provide service to its three licensed areas and preserve its licenses. Sunshine spent approximately $1.0 million to fund the construction of the necessary facilities.

Administrative Services

     Sunshine has no employees. While Sunshine was a partnership, the Limited Partner provided Fortunet and its predecessors, at their request, with certain services in connection with the Partnerships' bidding for PCS licenses in the FCC auctions in 1996. Aside from that matter, neither the General Partner nor the Limited Partner provided Fortunet with a substantial amount of services. Neither partner charged Fortunet, for the services provided, as such amounts are not significant.

Intangible Assets

     On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived
Assets. SFAS No. 142 prohibits the amortization of goodwill and assets with indefinite lives, but instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. While the Company expected renewal of its licenses by the granting authorities which would allow for the classification of its licenses as indefinite lived assets, because of its lack of operating history, the Company's current cash flow deficit and the inability to obtain the necessary funding to build a network, the Company continued to amortized its licenses over twenty years.

     Amortization expense was $134,000 per year for the two years ending December 31, 2003 and $41,000 for the year ended December 31, 2001 as the licenses were not amortized prior to August 31, 2001, the point we were able to provide PCS service.

Capitalized Costs/PCS Licenses Amortization

     Certain direct costs of acquiring the PCS licenses (such as legal, filing and other regulatory fees) have been capitalized and included in PCS licenses in the accompanying balance sheets, amounting to $0.1 million at December 31, 2002. These costs, and the costs of the PCS licenses, were being amortized over twenty years, which began on August 31, 2001 when Sunshine commenced offering service.

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

Fair Values of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts payable and debt. All financial instruments are accounted for on a historical cost basis, which approximates fair value given the short-term nature of these instruments.


Income Taxes

     Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities.

     Since the reorganization, Sunshine has only recorded additional tax losses. Valuation allowances have been provided for deferred tax assets of approximately $1.4 million at December 31, 2003 and $4.8 million at December 31, 2002 as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.0 million of net federal operating tax loss carryforwards, generated in 2001 through 2003, expiring in the years 2021 through 2023. In addition, the Company has approximately $3.0 million of state net operating loss carryforwards expiring in the years 2021 through 2023.

     Cumulative temporary differences at December 31, 2002 and 2003 are as follows:


                                        December 31, 2002  December 31, 2003
Deferred tax assets:
Impairment reserves on PCS
Licenses and tax  amortization
and depreciation  in excess of book ...   $ 4,587,000

Net operating losses...................       257,000       $ 1,164,000
Other..................................       (23,000)          289,000
                                          -----------       -----------
                                            4,821,000         1,453,000
Valuation allowance ..................     (4,821,000)       (1,453,000)
                                          -----------       -----------
                                          $       --        $      --
                                          ===========       ===========


     The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to net income(loss) is as follows:


                                         2001             2002          2003
                                         ----             ----          ----
Tax at statutory rate ............... $(1,122,000)    $  702,000    $ 3,044,000

Increases(decreases):

State taxes, net of federal benefit..   (120,000)         75,000        325,000
Increase  (decrease)  in  valuation
allowance...........................   1,242,000        (777,000)    (3,369,000)
                                      -----------    -----------    -----------
                                      $       --     $       --     $       --
                                      ===========    ===========    ===========

     Prior to the reorganization, the results of operations of the Partnerships and Fortunet were included in the taxable income or loss of the individual partners and, accordingly, no tax benefit has been recorded.

Stock Options

     On February 14, 2001, which was prior to a public trading market for our stock, Sunshine granted its directors options to purchase 280,000 shares, including options for 130,000 shares issued to the non-employee Chief Executive Officer, of Class A Common Stock at $.75 per share. The fair value at the date of the grant was estimated at $0.20 per share. Such options vest over a three year period from the date of grant and expire five years from the date of grant. The 130,000 options issued to the Chief Executive Officer have been accounted for at fair value in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such awards which was calculated using the Black-Scholes Option Pricing Model, ($78,000 at December 31, 2003, $39,000 at December 31, 2002, and $223,600 at December 31,
2001), will be recognized as expense over the three year vesting period of the options. The remaining 150,000 options, which vest over three years, issued to directors have been accounted for under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently no expense recognition. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model, the effect Net Income (Loss) for the years ended December 31, 2001, 2002 and 2003 and the period from July 27, 1995 (inception) to December 31, 2002, would have been as follows:


                                     --------------------------------------------------------------
                                                       Years Ended December 31,     July 27, 1995
                                                       ------------------------
                                                                                   (inception) to
                                                                                    December 31,
                                          2001            2002            2003           2003
                                     -------------------------------------------------------------
Net income (loss) as reported ....   $ (3,299,415)   $  2,065,103    $ 8,952,289    $(73,754,399)

Add (deduct):
Total stock-based employee
compensation (expense) income
determined under fair value based
method for all awards ............         (8,766)        (10,002)        (9,999)        (28,767)
                                     ------------    ------------    ------------    ------------
Pro forma net income (loss) ......     (3,308,181)      2,055,101       8,942,290     (73,783,166)
Dividend requirement on preferred
stock ............................       (613,698)       (742,959)       (792,770)     (2,149,427)
                                     ------------    ------------    ------------    ------------
Pro forma income (loss) applicable
to common shares .................   $ (3,921,879)   $  1,312,142    $  8,149,520    $(75,932,593)
                                     ============    ============    ============    ============

Basic and diluted loss per common
share:
As reported:
  Basic ..........................   $      (0.64)   $       0.19    $       1.07    $     (11.81)
  Diluted ........................   $      (0.64)   $       0.18    $       0.84    $     (11.81)
Pro forma:
  Basic ..........................   $      (0.64)   $       0.18    $       1.06    $     (11.81)
  Diluted ........................   $      (0.64)   $       0.18    $       0.84    $     (11.81)


     As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 of its Class A common stock at $1.50 per share. 50% of such options vested on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% vested on the sale of the licenses. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August 2001 at $337,502, using the Black Scholes Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment. Sunshine estimated the fair market value of the 153,409 options, which vested in December 2003, at $92,405, using the Black-Scholes Option Pricing Model and expensed such amount in 2003.

     On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expires in five years. The estimated fair value of such award, of $0.1 million, which was capitalized at the time of issuance, was expensed during the fourth quarter of 2002.

     In valuing all the above options, utilizing the Black-Scholes Option Pricing Model, the following was assumed: a 4.5% risk free interest rate, an expectation that the options would be held until their expiration date, 0% dividend rate, and a volatility factor of 3.0.

Recently Issued Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements". FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees).

Interactive adopted FIN 45 effective January 1, 2003. Such adoption did not have a any effect on the Company's results of operations, financial position or cash flows.

     The FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" in January 2003 and revised it in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 for both new and existing variable interest entities. Sunshine adopted FIN 46 effective for December 31, 2003 financial reporting. Such adoption had no effect on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS No. 145. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our results of operations, financial position or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no effect on the Company's results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in hedging activities and therefore, this statement does not apply.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company had no such instruments as of December 31, 2003 and therefore, this statement has had no effect on the Company's financial position.

4.   PCS Licenses

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

     Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of these licenses through the capital markets much more difficult than originally anticipated. In 1997, Fortunet, as well, as many of the other license holders from this auction, petitioned the FCC for relief in order to afford small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. The ramifications of choosing the other three courses of action would result in Fortunet ultimately forfeiting 30%, 50%, or 100% of the down payments on these licenses. Accordingly, during 1997, subsequent to the Transfers, Fortunet recorded a charge of 30% of the down payments (10% of net cost) as this represented Fortunet's estimate, at the time, of the impairment of this investment given the then available alternatives. On March 24, 1998, the FCC modified the four options and provided a July 8, 1998, deadline for a decision.

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

     On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were returned to it subsequent to original auction, including the 15 MHz licenses that Fortunet returned on June 8, 1998. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet, as compared to the $21.2 million carrying value of the licenses at that time. Accordingly, Fortunet recorded a write down of its investment in 1999, including capitalized costs, to reflect the amount bid for similar licenses in the reauction.

5.   Partnership Agreement (for period prior to Sunshine's reorganization)

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

6. Long-Term Debt

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

     Under the recapitalization that was implemented on February 14, 2001, the Limited Partner contributed $69.0 million of the outstanding debt as a capital contribution and the remaining $16.1 million was converted into eight newly created Subordinated Notes of equal amount. The Subordinated Notes previously matured equally in three-month increments from February 2004 to November 2005. Interest was payable at a rate of 9% per annum, semiannually through the issuance of additional principal amounts of subordinated notes. In November 2002, the Company exchanged the $18.8 million outstanding balance (principal plus accrued interest) of its subordinated notes held by Lynch Interactive Corporation for two series of preferred stock having an aggregate liquidation value of $14.5 million. (See note 7)

7.   Preferred Stock

     As discussed in footnote 1, on December 31, 2003, we redeemed all of our three classes of preferred stock. Prior to the redemption, the terms of each series of the preferred were as follows:

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

     As noted above in note 6, in November 2002, the Company issued 12,500 shares of Series A-1 preferred stock, which has a total liquidation value of $12.5 million, and 2,000 shares of Series A-2 convertible preferred stock, which has a liquidation value of $2.0 million and is convertible into two million shares of the Company's Class A Common Stock. These two series of preferred stock pay no dividends and are redeemable on the same basis as the Preferred Stock described above.

8.   Income (Loss) Per Share

     For the period prior to February 14, 2001 (that is, the period the activities of Sunshine were conducted as a partnership), the loss per share has been calculated on a basis assuming that the 6,126,373 shares of common stock of Sunshine (3,057,060 Class A and 3,069,313 Class B shares) issued at the time of the reorganization, including the shares subsequently issued to Lynch and the holders of the Class B common stock as described in Note 10, had been outstanding from the beginning of the periods presented. Subsequent to February 14, 2001, the income (loss) per share has been calculated based on actual number of shares outstanding. Warrants options (see note 9) and the convertible preferred (See note 10) have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share. For the years ended
December 31, 2003 and 2002, the Company recorded income applicable to common shareholders. Warrants and options were excluded from the diluted earnings per share computation because, utilizing the treasury stock method, their inclusion would have been anti-dilutive. Assumed conversion of the convertible preferred was included in the computation of diluted earnings per share for the year ended December 31, 2003 and the portion of the year ended December 31, 2002, that it was outstanding.

10.  Stockholders' Equity

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

11.  Management Services Agreement

     As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of December 31, 2003, we have an amount payable of $242,000.

12.  Lease Commitment

     The Company has entered into leases covering antenna space on four towers (total rental expenses were for the years ended December 31, 2003, 2002, and 2001 were $110,401, $103,102, and $43,740, respectively). The leases call for monthly payments totaling $9,280 per month. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five years is as follows: 2004-$113,135, 2005-$117,645, and 2006-$72,171 for a remaining liability under these leases of $302,951 as of December 31, 2003. As the Company has no further use for these leases it is currently negotiating a termination amount it incurred and has recorded the full remaining liability as of December 31, 2003.

13.  Litigation

     Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

     The relator in this lawsuit is R.C. Taylor III, who is allegedly an attorney specializing in telecommunications law. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each prior to trebling.

     We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit.

     We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which the judge approved a scheduling order. Discovery has now commenced as the parties await a ruling on the defendants' motion to dismiss the case.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     See our Current Report on Form 8-K filed on November 14, 2003.

     There were no disagreements with our independent public accounts over this period.

Item 8A. Controls And Procedures

     (a)  Information required by Item 307

     Evaluation of disclosure controls and procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including the our principal executive officer and the our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Information required by Item 308

     This disclosure is not yet required.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The Exchange Act

     The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 24, 2004 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.



      Name         Age                Position

Karen E. Johnson   45   Class B director and Chief Executive Officer(1)

David S. Ahl       57   Class B director(1)

Robert E. Dolan    52   Class A director(1) and Assistant Secretary

Robert Chomat      55   Chief Operating Officer


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

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to our Chief Executive Officer during the year ended December 31, 2003. No executive officer received compensation in excess of $100,000 during fiscal 2003.

                           Summary Compensation Table

                                                                                           Long Term
                                                    Annual Compensation                  Compensation
                                                    -------------------                 ------------------
                                                                                          Securities
                                                                     Other Annual       Underlying Options
  Name and Principal Position    Year     Salary($)    Bonus ($)    Compensation($)(1)     (Shares)
  ---------------------------    ----     --------     --------     -----------------     --------
Karen E. Johnson ........        2003        --           --             --                  --
  Chief Executive Officer        2002        --           --             --                  --
                                 2001        --           --             --               180,000(2)


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information concerning ownership of our common stock as of March 25, 2004 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 359 West 11th Street, Suite 7B, New York, New York 10014.


                                                      Class A Common Stock
                                                     Beneficially Owned(1)
                                                     ---------------------
                                                      Shares      Percentage
                                                      ------      ----------
Fortunet Wireless Communications Corporation .....   767,328        16.7%
Victoria G. Kane(2) ..............................   767,328        16.7%
Mario J. Gabelli(3) ..............................   829,981(4)     18.1%
Lynch Interactive Corporation(5) .................   294,217         6.4%
Robert E. Dolan ..................................    50,525(6)      1.1%
Karen E. Johnson .................................   180,000(7)      3.8%
David S. Ahl .....................................    50,000(8)      1.1%
Robert Chomat ....................................   153,410(9)      3.2%
All Directors and Executive Officers as a Group (4
in total) ........................................   433,935         8.6%

------------
*Less than 1%

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

(2) Victoria G. Kane is the sole stockholder of Fortunet Wireless Communication Corporation, and therefore shares owned by Fortunet Wireless Communication Corporation are set forth in the table as beneficially owned by Victoria G. Kane. The address of Fortunet Wireless Communications Corporation and Victoria G. Kane is 350 Stuyvesant Avenue, Rye, New York 10580.

(3)  Includes shares beneficially owned by Lynch Interactive Corporation.  Mario
     J. Gabelli is a "control person" of Lynch Interactive Corporation and therefore shares beneficially owned by Lynch Interactive Corporation are set forth in the table as beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares held by Lynch Interactive Corporation except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Rye, New York 10580.

(4) Includes (i) 350,014 shares owned directly by Mr. Gabelli (including 8,027 held for the benefit of Mr. Gabelli under Lynch Interactive Corporation's 401(k) Savings Plan), (ii) 10,750 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, (iii) 175,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a 5% interest and (iv) 294,117 shares of Class A common stock owned by Lynch Interactive Corporation. Mr. Gabelli disclaims beneficial ownership of the shares owned by Lynch Interactive Corporation, the foundation and by the partnership, except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

(5) The address of Lynch Interactive Corporation is 401 Theodore Fremd Avenue, Rye, New York 10580.

(6) Includes options to purchase 50,000 Class A shares at $.75 per share and 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 55 shares held for the benefit of Mr. Dolan under Lynch Interactive Corporation's 401(k) Savings Plan.

(7)  Option to purchase 180,000 Class A Common shares at $.75 per share.

(8)  Option to purchase 50,000 Class A Common shares at $.75 per share.

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

     10.5 Agreement for Purchase and Sale of Licenses dated August 18, 2003, by and between Sunshine PCS Corporation, Cingular Wireless LLC and for purposes of Articles X and XII, certain stockholders including Lynch Interactive Corporation (incorporated by reference to Exhibit 2.1 to Sunshine PCS Corporation's Form 8-K dated August 19, 2003)

     31.1 Rule 15d-14(a) Certification of the Chief Executive Officer

     31.2 Rule 15d-14(a) Certification of the Principal Accounting Officer

     32.1 Section 1350 Certification of the Chief Executive Officer

     32.2 Section 1350 Certification of the Principal Accounting Officer


(b) Reports on Form 8-K filed in the fourth quarter of the period covered by this Report.

         Form 8-K filed on November 14, 2003 regarding the resignation of Ernst & Young LLP.

Item 14.   Principal Accountant Fees and Services.

Section 3.1 Audit Fees

     The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of the Company's 2003 financial statements was $40,000. The aggregate fees billed by Ernst & Young for professional services rendered for the reviews of the financial statements included in the Company's Forms 10-Q for 2003 was $17,000. The aggregate fees billed by Ernst & Young for professional services rendered for the audit of the Company's 2002 financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for 2002 was $37,500.

Audit-Related Fees

     The aggregate fees billed by Deloitte & Touche for assurance and related services for 2003 that are reasonably related to the performance of the audit of the Company's 2003 financial statements and not reported as audit fees above was $0. The aggregate fees billed by Ernst & Young for assurance and related services for 2003 that are reasonably related to the performance of the review of the Company's financial statements and not reported as audit fees above was $0. The aggregate fees billed by Ernst & Young for assurance and related services for 2002 that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported as audit fees above was $0.

Tax Fees

     The aggregate fees billed by Ernst & Young for professional services rendered to the Company in 2003 for tax compliance, tax advice, and tax planning was $0. These services included miscellaneous tax-related research. The aggregate fees billed by Ernst & Young for professional services rendered to the Company in 2002 for tax compliance, tax advice, and tax planning was $0. These services included miscellaneous tax-related research.

All Other Fees

     No fees were billed by Deloitte & Touche or by Ernst & Young for 2003 or 2002 for services other than as set forth above.

Board's Pre-Approval Policies and Procedures

     The Board of Directors has established a pre-approval procedure with respect to the provision of services other than audit by its independent auditor. For the years ended 2003 and 2002, the Board of Directors considered that the provisions of all non-audit services were compatible with maintaining the independence of its independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 20th day of April, 2004.




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


     Signature                                  Title                 Date
     ---------                                  -----                 ----
/s/ Karen E. Johnson       Chairman of the Board, Chief           April 20, 2004
---------------------
Karen E. Johnson
/s/ Robert E. Dolan        Director and Assistant Secretary       April 20, 2004
---------------------
Robert E. Dolan
/s/ David S. Ahl           Director                               April 20, 2004
---------------------
David S. Ahl