Form 10QSB
period 2004-03-31
SUNSHINE PCS CORP
filed 2004-05-24
CIK 1128735

================================================================================


(Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of May 31, 2004, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

================================================================================

                                      INDEX
                                      -----

                            SUNSHINE PCS CORPORATION
                            ------------------------

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets:

  -      March 31, 2004

  -      December 31, 2003

Statements of Operations:

  -      Three months ended March 31, 2004 and 2003

  -      July 27, 1995 (inception) to March 31, 2004

Statements of Cash Flows:

  -      Three months ended March 31, 2004 and 2003

  -      July 27, 1995 (inception) to March 31, 2004

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE
---------

CERTIFICATIONS
--------------

Item 1. Financial Statements

                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets
                                   (Unaudited)
Assets
                                                                                March 31,       December 31,
                                                                                   2004             2003
Assets
Cash and cash equivalents ..................................................   $  1,828,707    $  5,722,523
                                                                               ------------    ------------
Total Assets ...............................................................   $  1,828,707    $  5,722,523
                                                                               ============    ============

Liabilities and stockholders' equity
Accounts payable and accrued expenses ......................................   $  1,150,758    $  1,224,149
Stockholders' equity
Common Stock, $0.0001 par value
Class A: Authorized shares-20,000,000; 4,588,653 shares outstanding at March
31, 2004 and 2003 ..........................................................           --              --
Class B: Authorized shares-9,000,000; 3,069,313 shares outstanding at March
31, 2004 and no shares outstanding at December 31, 2003 ....................           --              --
Additional paid-in capital .................................................     80,514,012      80,496,506
Deficit accumulated during the development stage ...........................    (79,836,063)    (75,998,132)
                                                                               ------------    ------------
     Stockholders' equity ..................................................        677,949       4,498,374
                                                                               ------------    ------------
Total liabilities and stockholders' equity .................................   $  1,828,707    $  5,722,523
                                                                               ============    ============

See accompanying notes to financial statements.
                                      -1-



                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Operations
                                   (Unaudited)

                                                                            July 27, 1995
                                                                           (inception) to
                                            Three months ended March 31,      March 31,
                                               2004             2003          2004

Lease revenues ........................   $       --      $       --      $    150,667
Interest income .......................          8,904             950          23,831
Interest expense (including commitment
fees) .................................           --              --       (79,928,845)
Other expenses ........................        (35,522)        (45,334)     (1,926,111)
Forgiveness of interest expense .......           --              --        19,159,890
Forgiveness of debt ...................           --              --         4,323,746
Provision for impairment on equipment .           --              --          (654,926)
Accrual of lease liability ............           --              --          (302,951)
Impairment of PCS Licenses ............           --              --       (25,032,989)
Gain on sale of PCS license ...........           --              --        11,067,796
Depreciation and amortization .........           --           (69,385)       (661,125)
                                          -------------   ------------    ------------
Net Loss ..............................        (26,618)       (113,769)    (73,781,017)
Dividend requirement on
  preferred stock .....................           --          (191,148)     (2,149,427)
                                          -------------   ------------    ------------
Loss applicable to common shares ......   $    (26,618)   $   (304,917)    (75,930,444)
                                          ============    ============    ============
Basic and diluted loss per common share   $      (0.01)   $      (0.04)   $     (11.91)
                                          ============    ============    ============
Weighted average shares used in basic
computation ...........................      4,588,653       7,657,966       6,375,347
                                          ============    ============    ============
Forgiveness of debt per share:
Basic .................................   $       --      $       --      $       0.61
                                          ============    ============    ============
Diluted ...............................   $       --      $       --      $       0.58
                                          ============    ============    ============

See accompanying notes to financial statements




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               July 27, 1995
                                                                                              (inception) to
                                                                Three months ended March 31,     March 31,
                                                                     2004           2003           2004
Operating activities
Net loss ....................................................   $    (26,618)   $   (113,769)   $(73,781,017)
Adjustments to reconcile net income  (loss) to cash (used in)
provided by operating activities:
Depreciation and amortization ...............................           --           (69,385)        661,125
Compensation expense relating to executive's stock options ..         17,506          (5,995)        284,345
Impairment of PCS licenses ..................................           --              --        25,032,989
Net change in accrued interest and commitment fees ..........           --              --        63,104,155
Provision for impairment of equipment .......................           --              --           654,926
Gain on sale of PCS Licenses ................................           --              --       (11,067,796)
Forgiveness of debt .........................................           --              --        (4,323,746)
Increase(decrease) in accounts payable and accrued expenses .        (73,391)         19,542       1,150,758
                                                                ------------    ------------    ------------
      Net cash (used in) provided by operating activities ...        (82,503)         30,837       1,715,739
                                                                ------------    ------------    ------------
Investing Activities
Proceeds of sale of PCS Licenses ............................           --              --        13,599,333
Expenses of sale of PCS Licenses ............................           --              --          (158,892)
Deposits with the FCC .......................................           --              --        (4,200,000)
Purchase of PCS Licenses ....................................           --              --        (4,698,398)
Capital expenditures ........................................           --              --          (665,182)
Other .......................................................           --              --          (215,710)
                                                                ------------    ------------    ------------
     Net cash used in investing activities ..................           --              --         3,661,151
                                                                ------------    ------------    ------------

Financing activities:
Cash distribution to shareholders ...........................     (3,811,313)           --        (3,811,313)
Redemption of Preferred stock ...............................           --              --        (7,200,000)
Purchase of Class B Common stock ............................           --              --          (613,863)
Purchase of stock options ...................................           --              --          (387,000)
Net proceeds from (repayments of) Limited Partner loans .....           --              --         6,080,305
Capital contributions .......................................           --              --           698,603
Sale of preferred stock and warrants ........................           --              --           250,000
Proceeds from Rights Offering, net of expenses ..............           --              --         1,435,085
                                                                ------------    ------------    ------------
      Net cash provided by financing activities .............     (3,811,313)           --        (3,548,183)
                                                                ------------    ------------    ------------
                                                                  (3,893,816)        (30,837)      1,838,707
Net change in cash
Cash and cash equivalents at beginning of period ............      5,722,523         431,737            --
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period ..................   $  1,828,707    $    400,900    $  1,828,707
                                                                ============    ============    ============

See accompanying notes to financial statements

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)

                                 March 31, 2004

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

Also during 2003, the Company accrued $0.5 million for Director Compensation, that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. These amounts were paid in April 2004.

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

In a separate agreement also signed on August 18, 2003, Sunshine has agreed to lease to Cingular the use of the spectrum in its three licenses ("Operating Agreement") for a period starting with the date the shareholder approval was obtained, September 10, 2003, until either (a) the transfer of the licenses is accomplished, (b) August 18, 2006 or (c) Cingular cancels this agreement with 30 days notice. Under this agreement Cingular would construct, own and operate the equipment required for Cingular to provide wireless telecommunications services over this spectrum. Sunshine charged Cingular on a per minute basis for using the spectrum and Cingular charged Sunshine for use of the equipment on a per minute basis. Under the Operating Agreement, Sunshine received a minimum payment of $40,000 per month, $30,667 for the partial month of September 2003. No per minute revenues or charges were recognized during the period from September 10, 2003 to completion of the sale on December 31, 2003. The cumulative amount of these minimum payments until closing was deducted from the proceeds of the Sale Agreement. Sunshine recognized $150,667 of lease income during the year ended December 31, 2003, as a result of this agreement.

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

Accordingly, since Sunshine had no further use for the equipment and believed that this equipment will have minimal value on the resale market such equipment was written off during the year ended December 31, 2003. With regard to the remaining sale proceeds, on March 2, 2004, we declared a dividend of $0.83 per share on our Class A common stock which reduced our cash by $3.8 million, and is in the process of evaluating all of its alternatives and will consider all options with regard to their potential use.

2.   Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently no expense recognition as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Income (Loss) for the three months ended March 31, 2004 and 2003 and the period from July 27, 1995 (inception) to March 31, 2004, would have been as follows:

                                                                                       July 27, 1995
                                                                                     (inception) to
                                                      Three Months ended March 31,      March 31,
                                                      ----------------------------    --------------
                                                           2004            2003           2004
                                                      -------------   ------------    --------------

Net loss as reported ..............................   $    (26,618)   $   (113,769)   $(73,781,017)
Add (deduct):
Total stock-based employee compensation expense
determined under fair value based method for all
awards ............................................         (1,233)         (2,466)        (30,000)
                                                      -------------   -------------   ------------
Pro forma net loss ................................        (27,851)       (116,235)    (73,811,613)
Dividend requirement on preferred stock ...........           --          (191,148)     (2,149,427)
                                                      -------------   -------------   ------------
Pro forma income (loss) applicable to common shares   $    (27,851)   $   (307,583)   $(75,960,444)
                                                      ============    ============    ============
Basic and diluted loss per common share:

As reported .......................................   $      (0.01)   $      (0.04)   $     (11.91)

Pro forma .........................................   $      (0.01)   $      (0.04)   $     (11.91)

Income Taxes

During the three months ended March 31, 2004, the Company recorded a combined federal and state tax benefit of approximately $10,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

3.   Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R must be applied for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. The adoption of this standard had no effect on the Company's financial statements.

4.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of March 31, 2004, we have an amount payable of $248,000.

5.   Lease Commitment

The Company has entered into leases covering antenna space on four towers. The leases call for monthly payments totaling $9,280 per month. The leases have a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five years are as follows:
2004-$113,135,  2005-$117,645,  and 2006-$72,171 for a remaining liability under these leases of $302,951 as of March 31, 2004. As the Company has no further use for these leases it is currently negotiating a termination amount it incurred and has recorded the full remaining liability during the year end December 31, 2003. Total rental expenses were $26,773 for the three months ended March 31, 2003.

6.   Litigation

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation (one of our investors), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

History of Sunshine's "C" Block Licenses
----------------------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc., the predecessor of Sunshine PCS Corporation. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

On June 8, 1998, Fortunet selected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, Fortunet lost $6.0 million of its down payment. The disaggregation also resulted in a reduction of the bidding credits to $5.3 million.

On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were surrendered, including the 15 MHz of spectrum that Fortunet returned to the FCC on June 8, 1998 in respect of the Tallahassee, Panama City and Ocala, Florida markets. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet versus the $15.8 million paid by Fortunet. As a result of this auction, Interactive recorded a further write down of its investment of $15.4 million, including capitalized costs, to reflect the amount bid for the similar licenses in the reauction.

In February 2000, Fortunet merged with Sunshine PCS Corporation, which by way of a spin-off from Lynch Interactive became a public company.

Item 2. Management's Discussion and Analysis or Plan of Operations

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation, the Company's effort to monetize certain assets, Liquidity and Capital Resources and Market Risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material. Sale of Licenses

On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC for $13.6 million in cash. In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made a cash distribution of $3.8 million, or $0.83 per share, on our outstanding Class A Common Stock.

We are currently in the process of winding down our activities in the Florida Panhandle. We also continue to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

Results of Operations

Neither we, nor our predecessors, have had any operating history or material revenues. Through March 31, 2004, we had a cumulative net loss of $73,781,017, resulting principally from net interest charges of $60,768,955, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended March 31, 2004, the Company recorded $8,904 of interest income as compared to $950 for the three months ended March 31, 2003. Such income was generated by the cash balances from net proceeds of the sale of licenses to Cingular Wireless LLC net of the amounts used to repurchase the preferred stock, warrants owned by Lynch Interactive Corporation and Class B common stock. As of March 17, 2004, the Company paid $3.8 million in cash distributions to its shareholders. Accordingly, interest income in future quarters will not be as high as the first quarter of 2004.

Other expenses were $35,522 during the three months ended March 31, 2004, as compared to $45,000 recorded during the three month period ended March 2003. During the first quarter of 2004 the Company recorded $17,506 of expenses associated with the vesting of options granted to the CEO. The effect of vesting these options offset by the decrease in their fair market value reduced expenses by $5,995 for the first quarter of 2003. No further expense will be recorded in connection with the options, as they are now fully vested. In addition, the first quarter of 2004 contained costs associated with providing personal communications services under our licenses.

Liquidity and Capital Resources

At March 31, 2004, we had $1.8 million in cash and at December 31, 2003 we had $5.7 million.

On March 2, 2004, we declared a cash distribution of $0.83 per share on our Class A common stock which was paid on March 17, 2004 and reduced our outstanding cash by $3.8 million.

As of March 31, 2004, the minimum payment required on our lease of tower space totaled $0.3 million, payable through 2005. As the Company has no further use for theses leases, it is negotiating a termination amount. As of March 31, 2004, the Company accrued the full liability under these leases.

Critical Accounting Policy

The preparation of the financial statements requires Sunshine's management to make estimates and judgments that effect the reported amounts of assets, liabilities and expenses, and related disclosures of contingent asset and liabilities. Historically, Sunshine did evaluate its estimates, including the carrying value of its investment in PCS Licenses. Sunshine based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Sunshine believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The areas that Sunshine believes require significant judgment are estimates in the cost of winding down its operations and a provision for indemnification of losses under the sale of licenses to Cingular Wireless.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R must be applied for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. The adoption of this standard had no effect on the Company's financial statements.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2004 the Company has no market sensitive assets or liabilities.


Item 3. Controls And Procedures

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

(b)  Information required by Item 308

This disclosure is not yet required.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

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

History of Sunshine's "C" Block Licenses
----------------------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc., the predecessor of Sunshine PCS Corporation. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

On June 8, 1998, Fortunet selected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, Fortunet lost $6.0 million of its down payment. The disaggregation also resulted in a reduction of the bidding credits to $5.3 million.

On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were surrendered, including the 15 MHz of spectrum that Fortunet returned to the FCC on June 8, 1998 in respect of the Tallahassee, Panama City and Ocala, Florida markets. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet versus the $15.8 million paid by Fortunet. As a result of this auction, Interactive recorded a further write down of its investment of $15.4 million, including capitalized costs, to reflect the amount bid for the similar licenses in the reauction.

In February 2000, Fortunet merged with Sunshine PCS Corporation, which by way of a spin-off from Lynch Interactive became a public company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 31.1 - Chief Executive Officer Rule 15d-14(a) Certification.
     Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a) Certification.
     Exhibit 32.1 - Chief Executive Officer Section 1350 Certification.
     Exhibit 32.2 - Principal Financial Officer Section 1350 Certification.

(b)  -    Form 8-K filed on March 30, 2004, reporting the change in Registrant's certifying accountant.

     - Form 8-K filed on January 15, 2004, reporting the sale of Registrant's licenses.

     - Form 8-K filed on January 2, 2004 reporting the sale of Registrant's licenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 24th day of May 2004.




                                       SUNSHINE PCS CORPORATION

                                       By:      /s/ Karen E. Johnson
                                                --------------------
                                                Karen E. Johnson
                                                Chief Executive Officer