Form 10QSB
period 2004-06-30
SUNSHINE PCS CORP
filed 2004-08-16
CIK 1128735

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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



                         65 Highland Road, Rye, NY 10580
                         -------------------------------
                     Address of principal executive offices)

                                 (914) 967-3285
                                 --------------
                           (Issuer's telephone number)

                  359 West 11th Street, Suite 7B, New York, NY 10014
                  --------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of July 31, 2004, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

                                      INDEX
                                      -----

                            SUNSHINE PCS CORPORATION
                            ------------------------

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets:

  -      June 30, 2004

  -      December 31, 2003

Statements of Operations:

  -      Three and six months ended June 30, 2004 and 2003

  -      July 27, 1995 (inception) to June 30, 2004

Statements of Cash Flows:

  -      Six months ended June 30, 2004 and 2003

  -      July 27, 1995 (inception) to June 30, 2004

  -      Notes to Financial Statements

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

SIGNATURE
---------

CERTIFICATIONS
--------------

Item 1. Financial Statements


                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets
                                   (Unaudited)

                                                                                 June 30,      December 31,
                                                                                   2004            2003
Assets
Cash and cash equivalents ..................................................   $    963,055    $  5,722,523
                                                                               ------------    ------------
Total Assets ...............................................................   $    963,055    $  5,722,523
                                                                               ============    ============

Liabilities and stockholders' equity
Accounts payable and accrued expenses ......................................   $    237,517    $  1,224,149
Stockholders' equity
Common Stock, $0.0001 par value
Class A: Authorized shares-20,000,000; 4,588,653 shares outstanding at June
30, 2004 and December 31, 2003 .............................................           --              --
Class B: Authorized shares-9,000,000; no shares outstanding at June 30, 2004
and December 31, 2003 ......................................................           --              --
Additional paid-in capital .................................................     80,514,012      80,496,506
Deficit accumulated during the development stage ...........................    (79,788,474)    (75,998,132)
                                                                               ------------    ------------
     Stockholders' equity ..................................................        725,538       4,498,374
                                                                               ------------    ------------
Total liabilities and stockholders' equity .................................   $    963,055    $  5,722,523
                                                                               ============    ============

See accompanying notes to financial statements .............................



                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Operations
                                   (Unaudited)

                                                                                                          July 27, 1995
                                                                                                         (inception) to
                                             Three months ended June 30,    Six Months Ended June 30,       June 30,
                                       ---------------------------------------------------------------------------------
                                               2004             2003            2004           2003           2004
                                       ---------------------------------------------------------------------------------
Lease revenues ......................   $       --      $       --      $       --      $       --     $     150,667
Interest income .....................          2,235             813          11,139           1,763          26,066
Interest expense (including
commitment fees) ....................           --              --              --              --       (79,928,845)
Other expenses ......................         45,354        (110,248)          9,832        (155,582)     (1,880,757)
Forgiveness of interest expense .....           --              --              --              --        19,159,890
Forgiveness of debt .................           --              --              --              --         4,323,746
Provision for impairment on equipment           --              --              --              --          (654,926)
Accrual of lease liability ..........           --              --              --              --          (302,951)
Impairment of PCS Licenses ..........           --              --              --              --       (25,032,989)
Gain on sale of PCS license .........           --              --              --              --        11,067,796
Depreciation and amortization .......           --           (69,385)           --          (138,770)       (661,125)
  Net income (loss) .................         47,589        (178,820)         20,971        (292,589)    (73,733,428)
                                          ----------        ---------    -------------     ---------     -----------
Dividend requirement on
  preferred stock ...................          --          (199,809)           --          (390,957)     (2,149,427)
                                          ----------        ---------    -------------     ---------     -----------
Income (Loss) applicable to common
shares ..............................   $     47,589    $   (378,629)   $     20,971    $   (683,546)   $(75,882,855)
                                        ============    ============    ============    ============    ============

Basic and diluted loss per common
share ...............................   $       0.01    $      (0.05)   $       0.00    $      (0.09)   $     (12.00)
                                        ============    ============    ============    ============    ============
Weighted average shares used in
basic computation ...................      4,588,653       7,657,966       4,588,653       7,657,966       6,325,519
                                        ============    ============    ============    ============    ============
Forgiveness of debt per share:
Basic ...............................   $       --      $       --      $       --      $       --      $       0.61
                                        ============    ============    ============    ============    ============
Diluted .............................   $       --      $       --      $       --      $       --      $       0.58
                                        ============    ============    ============    ============    ============

See accompanying notes to financial statements.




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                July 27, 1995
                                                                                                (inception) to
                                                                     Six months ended June 30,     June 30,
                                                                       2004          2003           2004
                                                                     ----------------------------------------
Operating activities
Net income (loss) ...........................................   $     20,971    $   (292,589)   $(73,733,428)
Adjustments to reconcile net income  (loss) to cash (used in)
provided by operating activities:
Depreciation and amortization ...............................           --           138,770         661,125
Compensation expense relating to executive's stock options ..         17,506             278         284,345
Impairment of PCS licenses ..................................           --              --        25,032,989
Net change in accrued interest and commitment fees ..........           --              --        63,104,155
Provision for impairment of equipment .......................           --              --           654,926
Gain on sale of PCS Licenses ................................           --              --       (11,067,796)
Forgiveness of debt .........................................           --              --        (4,323,746)
Change in other assets ......................................           --            12,228            --
Increase(decrease) in accounts payable and accrued expenses         (986,632)         34,798         237,517
                                                                    ---------        -------         -------
      Net cash (used in) provided by operating activities ...       (948,155)       (106,515)        850,087
                                                                    ---------        -------         -------
Investing Activities
Proceeds of sale of PCS Licenses ............................           --              --        13,599,333
Expenses of sale of PCS Licenses ............................           --              --          (158,892)
Deposits with the FCC .......................................           --              --        (4,200,000)
Purchase of PCS Licenses ....................................           --              --        (4,698,398)
Capital expenditures ........................................           --              --          (665,182)
Other .......................................................           --               --         (215,710)
                                                                    ---------       --------       ---------
     Net cash provided by investing activities ..............           --               --         3,661,151
                                                                    --------        --------       ---------

Financing activities:
Cash distribution to shareholders ...........................     (3,811,313)           --        (3,811,313)
Redemption of Preferred stock ...............................           --              --        (7,200,000)
Purchase of Class B Common stock ............................           --              --          (613,863)
Purchase of stock options ...................................           --              --          (387,000)
Net proceeds from (repayments of) Limited Partner loans .....           --              --         6,080,305
Capital contributions .......................................           --              --           698,603
Sale of preferred stock and warrants ........................           --              --           250,000
Proceeds from Rights Offering, net of expenses ..............           --              --         1,435,085
                                                                ------------    -------------   ------------
      Net cash used in financing activities .................     (3,811,313)           --        (3,548,183)
                                                                ------------    ------------    ------------
Net change in cash                                                (4,759,468)       (106,515)        963,055
Cash and cash equivalents at beginning of period ............      5,722,523         431,737            --
Cash and cash equivalents at end of period ..................   $    963,055    $    325,222    $    963,055
                                                                ============    ============    =============

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)

                                  June 30, 2004

1.   Recent Development

On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired three personal communications services licenses of Sunshine PCS Corporation ("Sunshine") or the "Company" for total net proceeds of $13.6 million. During 2003, the Company recorded a $11.1 million gain on the sale of its PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million).

We are currently in the process of winding down our activities in the Florida Panhandle. We also continue to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

Also during 2003, the Company paid $0.5 million for Director Compensation, that was attributable to their efforts in 2003, primarily in connection with the sale of the PCS licenses to Cingular.

Pursuant to the Sale Agreement, we have agreed to customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit described in
Note 13. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of FIN 45, see "Recently Issued Accounting Pronouncements" below, the Company recorded an immaterial liability which represented the Company's best estimate of the fair value of such indemnification.

The sale required the approval by the Sunshine shareholders representing a majority of the voting power of all outstanding shares. Such approval was obtained on September 10, 2003, by consent of Sunshine's Class B shareholder. In addition, completion of the sale was subject to the consent of the Federal Communications Commission to the assignment of the licenses.

In a separate agreement also signed on August 18, 2003, Sunshine agreed to lease to Cingular the use of the spectrum in its three licenses ("Operating Agreement") for a period starting with the date the shareholder approval was obtained, September 10, 2003, until the earliest of (a) the transfer of the licenses is accomplished, (b) August 18, 2006 or (c) cancellation by Cingular of this Operating Agreement with 30 days notice. Under this Operating Agreement Cingular would construct, own and operate the equipment required for Cingular to provide wireless telecommunications services over this spectrum. Sunshine charged Cingular on a per minute basis for using the spectrum and Cingular charged Sunshine for use of the equipment on a per minute basis. Under the Operating Agreement, Sunshine received a minimum payment of $40,000 per month, $30,667 for the partial month of September 2003. No per minute revenues or charges were recognized during the period from September 10, 2003 to completion of the sale on December 31, 2003. The cumulative amount of these minimum payments until closing was deducted from the proceeds of the Sale Agreement. Sunshine recognized $150,667 of lease income during the year ended December 31, 2003, as a result of this Operating Agreement.

In connection with the Sale Agreement, Sunshine agreed with Lynch Interactive Corporation, which owned all of the outstanding shares of the three series of Preferred Stock of Sunshine, to acquire those shares for a total of approximately $7.2 million. Sunshine also reached an agreement with the holder of its 3,069,313 shares of Class B Common Stock to reacquire such shares for $.20 per share, for a total of $0.6 million. The acquisition of both the Preferred Stock and Class B Common Stock were contingent upon the closing and sale of the licenses to Cingular and the acquisition was also consummated on December 31, 2003. The closing of these transactions also occurred on December 31, 2003. In addition, on that date, Sunshine purchased all of its outstanding warrants to purchase 4.3 million shares of Class A common stock for a total of $0.4 million.

Sunshine's  system  equipment,   which  had  a  current  net  book  value  after
accumulated depreciation of $654,000 at the time of the consummation of the Sale Agreement was not part of the Sale Agreement and was not being used under


                                      -5-
the Operating Agreement. Accordingly, since Sunshine had no further use for the equipment and believed that this equipment will have minimal value on the resale market such equipment was written off during the year ended December 31, 2003. With regard to the remaining sale proceeds, on March 2, 2004, we declared a dividend of $0.83 per share on our Class A common stock which reduced our cash by $3.8 million, and are in the process of evaluating all of our alternatives and will consider all options with regard to their potential use.

2.   Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently the Company recognized no expense as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Income (Loss) for the three and six months ended June 30, 2004 and 2003 and the period from July 27, 1995 (inception) to June 30, 2004, would have been as follows:


                                                                                                            July 27, 1995
                                                                                                            (inception) to
                                                                                                               June 30,
                                              Three months ended June 30,      Six months ended June 30,
                                                2004              2003           2004            2003            2004

Net income (loss) as reported ..........   $     47,589    $   (178,820)        $  20,971    $ (292,589)     $(73,733,428)
Add (deduct):
Total stock-based employee
compensation expense determined
under fair value based method
for all awards .........................           --            (2,493)           (1,233)         (4,959)        (30,000)
                                           ------------     -----------         ----------    -----------     ------------
Pro forma net income (loss) ............         47,589        (181,313)           19,738        (297,548)    (73,763,428)

Dividend requirement on
preferred stock ........................           --          (199,809)             --          (390,957)     (2,149,427)
                                           ------------     -----------         ----------    ------------   ------------

Pro forma income (loss)
applicable to common shares ............   $     47,589    $   (381,122)        $  19,738    $   (668,505)   $(75,912,855)
                                           ============    ============         =========    ============    ============

Basic and diluted loss per common share:

As reported ............................   $       0.01    $      (0.05)   $            0.00 $      (0.09)   $     (12.00)

Pro forma ..............................   $       0.01    $      (0.05)   $            0.00 $      (0.09)   $     (12.00)


Income Taxes

During the six months ended June 30, 2004, the Company recorded a combined federal and state tax benefit of approximately $10,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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

4.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of June 30, 2004, all amounts have been paid under this agreement, including the $100,000 payment upon a liquidity event which was the sale of the licenses to Cingular.

5.   Lease Commitment

The Company had entered into leases covering antenna space on four towers. The leases called for monthly payments totaling $9,280 per month. The leases had a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases for the next five years were as follows:
2004-$113,135,  2005-$117,645,  and  2006-$72,171  as of December 31, 2003 for a
remaining liability under these leases was $302,951. With the sale of the licenses on December 31, 2003, the Company had no further use for these leases and, accordingly, recorded the entire remaining liability of $302,951 at that date.

During the second quarter of 2004, the Company negotiated a full settlement of the lease obligations for two towers at less than the amounts recorded. Accordingly, during the second quarter of 2004, the Company recorded a $109,914 reduction of other expenses for this settlement.

In addition, subsequent to June 30, 2004, the company negotiated a final settlement for the lease obligations on the remaining two towers, which was $117,625. Under the final settlement, the Company will record a reduction of expenses of $47,862 in the third quarter of 2004.

Total rental expense was $26,773 and $53,546 for the three and six months periods ended June 30, 2003, respectively.

6.   Litigation

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our Chief Executive Officer, and Lynch Interactive Corporation (one of our investors), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the

                                      -7-
statute.   In  return,   the  relator  receives  a  statutory  bounty  from  the
government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling.

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

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which time, the judge approved a scheduling order and discovery commenced.

On July 28, 2004, the judge issued a ruling on the motion to dismiss, which in large part, denied the motion and allowed the discovery to continue. As part of the ruling, certain defendants, who were entities, or individuals who only invested in entities that did not acquire any licenses, were released from the litigation. Sunshine remains a party to the litigation.

On June 7, 2004, the defendants filed a motion to refer the issues in this litigation to the Federal Communications Commission, which motion has been opposed by the relator. While the motion is under consideration by the court this discovery continues.

While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

History of Sunshine's "C" Block Licenses
----------------------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5 made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc., the predecessor of Sunshine PCS Corporation. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four

                                      -8-
options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation, the Company's effort to monetize certain assets, liquidity and capital resources and market risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as they impact Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or material revenues. Through June 30, 2004, we had a cumulative net loss of $73,733,428, resulting principally from net interest charges of $60,768,955, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended June 30, 2004, the Company recorded $2,235 of interest income as compared to $813 for the three months ended June 30, 2003. Such income was generated by the cash balances from net proceeds of the sale of licenses to Cingular Wireless LLC net of the amounts used to repurchase the preferred stock, warrants owned by Lynch Interactive Corporation and Class B common stock and the $3.8 million in cash distributions to the Company's shareholders on March 17, 2004. During the six months ended June 30, 2004 interest income was $11,139 as compared to $1,763 for the same period last year.

During the three months ended June 30, 2004, the Company recorded a reduction in expenses of $109,914, which related a negotiated settlement of certain lease obligations of the Company. The $109,914 represents the difference between the amounts that were paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use, December 31, 2003. Other than this expense reduction, other expenses were $64,560 during the three months ended June 30, 2004, as compared to $110,248 recorded during the three month period ended June 30, 2003. During the second quarter of 2003 the Company incurred costs associated with providing personal communications services under its licenses.

For the six months ended June 30, 2004, the Company recorded other expenses of $100,082, prior to the reduction of expenses of $109,914 associated with the settlement of the lease obligation. This compares to $155,582 of other expense incurred for the six months ended June 30, 2003, which period included costs to provide personal communications services under our licenses. During the first quarter of 2004 the Company recorded $17,506, classified in other expenses of expenses associated with the vesting of options granted to its CEO. No further expense will be recorded in connection with the options, as they are now fully vested. The effect of vesting these options was to expense $6,273 and $278 in the three and six month periods June 30, 2003, respectively. Based upon our current structure we believe that other expenses will be about $150,000 on an annual basis.

                                      -10-
Liquidity and Capital Resources

At June 30, 2004, we had $963,000 in cash and at December 31, 2003 we had $5.7 million.

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

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2004 the Company has no market sensitive assets or liabilities.

Item 3.  Controls And Procedures

Evaluation of disclosure controls and procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934 ("Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including the our principal executive officer and the our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the period covered by this report there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling.

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

We were formally served with the complaint on July 10, 2002. On September 19, 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which time, the judge approved a scheduling order and discovery commenced.

In July 28, 2004, the judge issued a ruling on the motion to dismiss, which in large part, denied the motion and allowed the discovery to continue. As part of the ruling, certain defendants, who were entities, or individuals who only invested in entities, that did not acquire any licenses, were released from the litigation. Sunshine remains a party to the litigation.

On July 7, 2004, the defendants filed a motion to refer the issues in this litigation to the Federal Communications Commission, which motion has been opposed by the relator while the motion is under consideration by the court. This discovery continues.

While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

History of "C" Block Licenses
-----------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as

                                      -12-
small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5 made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc., the predecessor of Sunshine PCS Corporation. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification.

          Exhibit   31.2  -  Principal   Financial   Officer  Rule  Section  302
          Certification.

          Exhibit 32.1 - Chief Executive Officer Section 906 Certification.

          Exhibit 32.2 - Principal Financial Officer Section 906 Certification.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              SUNSHINE PCS CORPORATION

                              By: /s/ David S. Ahl
                                 -----------------
                                     David S. Ahl
                                     Chief Executive Officer


August 16, 2004