Form 10QSB
period 2004-09-30
SUNSHINE PCS CORP
filed 2004-11-15
CIK 1128735

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes (X ) No ( ).


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of November 1, 2004, was 4,588,653.

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

Balance Sheets:

  -      September 30, 2004

  -      December 31, 2003

Statements of Operations:

  -      Three and nine months ended September 30, 2004 and 2003

  -      July 27, 1995 (inception) to September 30, 2004

Statements of Cash Flows:

  -      Nine months ended September 30, 2004 and 2003

  -      July 27, 1995 (inception) to September 30, 2004

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

SIGNATURE
---------

CERTIFICATIONS
--------------

Item 1. Financial Statements


                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                                 Balance Sheets
                                   (Unaudited)

                                                                  September 30,  December 31,
                                                                      2004          2003

Assets
Cash and cash equivalents ....................................   $    865,150    $  5,722,523
                                                                 ------------    ------------
Total Assets .................................................   $    865,150    $  5,722,523
                                                                 ============    ============

Liabilities and stockholders' equity
Accounts payable and accrued expenses ........................   $    113,658    $  1,224,149
Stockholders' equity
Common Stock, $0.0001 par value
Class A: Authorized shares-20,000,000; 4,588,653 shares
  outstanding at September 30, 2004 and December 31, 2003 ....            459             459
Class B: Authorized shares-9,000,000; no shares outstanding at
  September 30, 2004 and December 31, 2003 ...................           --              --
Additional paid-in capital ...................................     80,513,553      80,496,047
Deficit accumulated during the development stage .............    (79,762,520)    (75,998,132)
                                                                 ------------    ------------
     Stockholders' equity ....................................        751,492       4,498,374
                                                                 ------------    ------------
Total liabilities and stockholders' equity ...................   $    865,150    $  5,722,523
                                                                 ============    ============

See accompanying notes to financial statements ...............




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                 July 27, 1995
                                                                                         Nine Months Ended       (inception) to
                                                 Three months ended September 30,          September 30,          September 30,
                                              ---------------------------------------------------------------------------------
                                                      2004              2003             2004            2003         2004
                                              ---------------------------------------------------------------------------------

Lease revenues ................................   $       --      $     30,667     $        --    $     30,667    $    150,667
Interest income ...............................          2,039             536          13,178           2,299          28,105
Interest expense (including
commitment fees) ..............................           --              --              --              --       (79,928,845)
Other expenses ................................         23,915        (177,869)         33,747        (333,451)     (1,856,842)
Forgiveness of interest expense ...............           --              --              --              --        19,159,890
Forgiveness of debt ...........................           --              --              --              --         4,323,746
Provision for impairment on equipment .........           --              --              --              --          (654,926)
Accrual of lease liability ....................           --              --              --              --          (302,951)
Impairment of PCS Licenses ....................           --              --              --              --       (25,032,989)
Gain on sale of PCS license ...................           --              --              --              --        11,067,796
Depreciation and amortization .................           --           (69,385)           --          (208,155)       (661,125)
                                                  -----------     ------------    -----------     ------------    -------------
Net income (loss) ...........................         25,954        (216,051)         46,925          (508,640)    (73,707,474)
Dividend requirement on
  preferred stock .............................           --          (202,004)           --          (592,961)     (2,149,427)
                                                  ------------    ------------     -----------    ------------    ------------
Income (Loss) applicable to common
shares ........................................   $     25,954    $   (418,055)   $     46,925    $ (1,101,601)   $(75,856,901)
                                                  ============    ============    ============    ============    ============
Basic and diluted loss per common
share .........................................   $       0.01    $      (0.05)   $       0.01    $      (0.14)   $     (12.08)
                                                  ============    ============    ============    ============    ============
Weighted average shares used in
basic computation .............................      4,588,653       7,657,966       4,588,653       7,657,966       6,277,891
                                                  ============    ============    ============    ============    ============
Forgiveness of debt per share:
Basic .........................................   $       --      $       --      $       --      $       --      $       0.61
                                                  ============    ============    ============    ============    ============
Diluted .......................................   $       --      $       --                 $    $       --      $       0.58
                                                  ============    ============    ============    ============    ============
See accompanying notes to financial statements




                            Sunshine PCS Corporation
                         (A Development Stage Enterprise
                     Formerly Fortunet Communications, L.P.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   July 27, 1995
                                                                                                  (inception) to
                                                                 Nine months ended September 30,  September 30,
                                                                       2004           2003            2004
                                                                ------------------------------------------------

Operating activities
Net income (loss) ...........................................   $     46,925    $   (508,640)   $(73,707,474)
Adjustments to reconcile net income  (loss) to cash (used in)
provided by operating activities:
Depreciation and amortization ...............................           --           208,155         661,125
Compensation expense relating to executive's stock options ..         17,506          38,158         284,345
Impairment of PCS licenses ..................................           --              --        25,032,989
Net change in accrued interest and commitment fees ..........           --              --        63,104,155
Provision for impairment of equipment .......................           --              --           654,926
Gain on sale of PCS Licenses ................................           --              --       (11,067,796)
Forgiveness of debt .........................................           --              --        (4,323,746)
Net change in accounts - Receivables ........................           --           (30,667)           --
Change in other assets ......................................           --            12,228            --
Increase(decrease) in accounts payable and accrued expenses .     (1,110,491)        104,401         113,658
                                                                 -----------    ------------    ------------
      Net cash (used in) provided by operating activities ...     (1,046,060)       (176,365)        752,182
                                                                 -----------    ------------    ------------
Investing Activities
Proceeds of sale of PCS Licenses ............................           --              --        13,599,333
Expenses of sale of PCS Licenses ............................           --              --          (158,892)
Deposits with the FCC .......................................           --              --        (4,200,000)
Purchase of PCS Licenses ....................................           --              --        (4,698,398)
Capital expenditures ........................................           --              --          (665,182)
Other .......................................................           --              --          (215,710)
                                                                 -----------    ------------    ------------
     Net cash provided by investing activities ..............           --              --         3,661,151
                                                                 -----------    ------------    ------------

Financing activities:
Cash distribution to shareholders ...........................     (3,811,313)           --        (3,811,313)
Redemption of Preferred stock ...............................           --              --        (7,200,000)
Purchase of Class B Common stock ............................           --              --          (613,863)
Purchase of stock options ...................................           --              --          (387,000)
Net proceeds from (repayments of) Limited Partner loans .....           --              --         6,080,305
Capital contributions .......................................           --              --           698,603
Sale of preferred stock and warrants ........................           --              --           250,000
Proceeds from Rights Offering, net of expenses ..............           --              --         1,435,085
                                                                ------------    ------------    ------------
      Net cash used in financing activities .................     (3,811,313)           --        (3,548,183)
                                                                ------------    ------------    ------------
                                                                  (4,857,373)       (176,365)        865,150
Net change in cash
Cash and cash equivalents at beginning of period ............      5,722,523         431,737            --
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period ..................   $    865,150         255,372    $    865,150
                                                                ============    ============    ============

See accompanying notes to financial statements ..............

                            Sunshine PCS Corporation
                        (A Development Stage Enterprise,
                     formerly Fortunet Communications, L.P.)

                    Notes to Financial Statements (unaudited)

                               September 30, 2004

1.   Recent Developments

On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired three personal communications services licenses of Sunshine PCS Corporation ("Sunshine" or the "Company") for total net proceeds of $13.6 million. During 2003, the Company recorded a $11.1 million gain on the sale of its PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million).

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

Pursuant to the Sale Agreement, we have agreed to customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit described in
Note 6. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of FASB issued Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements", see "Recently Issued Accounting Pronouncements" below, the Company recorded an immaterial liability which represented the Company's best estimate of the fair value of such indemnification.

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

2.   Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently the Company recognized no expense as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Income (Loss) for the three and nine months ended September 30, 2004 and 2003 and the period from July 27, 1995 (inception) to September 30, 2004, would have been as follows:


                                                                                                               July 27, 1995
                                                                                                              (inception) to
                                         Three months ended September 30,    Nine months ended September 30,    September 30,
                                         --------------------------------    -------------------------------  --------------
                                                  2004             2003         2004          2003                  2004
                                         -----------------------------------------------------------------------------------
Net income (loss) as reported ..........   $      25,954    $    (216,051)   $  46,925   $   (508,640)        $ (73,707,474)
Add (deduct):
Total stock-based employee
compensation expense determined
under fair value based method
for all awards .........................           --              (2,520)      (1,233)        (7,479)              (30,000)
                                           ------------     -------------    ---------     ----------         -------------
Pro forma net income (loss) ............         25,954          (218,571)      45,692        (516,119)         (73,737,474)

Dividend requirement on
preferred stock ........................           --            (202,004)        --          (592,961)          (2,149,427)
                                           ------------     -------------    ---------     -----------        -------------
Pro forma income (loss)
applicable to common shares ............   $     25,954    $     (420,575)   $  45,692   $  (1,109,080)       $ (75,886,901)
                                           ============    ==============    =========   =============        =============
Basic and diluted loss per common share:

As reported ............................   $       0.01    $        (0.05)   $   0.01    $      (0.14)        $     (12.08)

Pro forma ..............................   $       0.01    $        (0.05)   $   0.01    $      (0.14)        $     (12.09)


Income Taxes

Valuation allowances have been provided for deferred tax assets as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has approximately $3.0 million of net federal operating tax loss carryforwards, generated in 2001 through 2003, expiring in the years 2021 through 2023. In addition, the Company has approximately $3.0 million of state net operating loss carryforwards expiring in the years 2021 through 2023. The Company does not expect to utilize these losses before they expire.

During the nine months ended September 30, 2004 the Company recorded a combined federal and state tax expense of approximately $ 18,000 offset by a release of a valuation allowance equal to this amount.

3.   Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable to the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. The adoption of this standard had no effect on the Company's financial statements.

4.   Management Services Agreement

As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of September 30, 2004, all amounts have been paid under this agreement, including the $100,000 payment upon a liquidity event which was the sale of the licenses to Cingular.

5.  Lease Commitment

The Company had entered into leases covering antenna space on four towers. The leases called for monthly payments totaling $9,280 per month. The leases had a minimum term of five years and are subject to annual escalation clauses. Minimum rental costs under these leases as of December 31, 2003 was $302,951. With the sale of the licenses on December 31, 2003, the Company had no further use for these leases and, accordingly, recorded the entire remaining liability of $302,951 at that date.

During the second quarter of 2004, the Company negotiated a full settlement of the lease obligations for two towers at less than the amounts recorded. Accordingly, during the second quarter of 2004, the Company recorded a $109,914 reduction of other expenses for this settlement.

During the third quarter of 2004, the Company negotiated a final settlement for the lease obligations on the remaining two towers, at less then the amount recorded. Accordingly, during the third quarter of 2004, the Company recorded a $47,862 reduction of other expense from the settlement.

Total rental expense was $27,415 and $80,961 for the three and nine months periods ended September 30, 2003, respectively.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling.

We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs could be material.

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

On June 7, 2004, the defendants filed a motion to refer the issues in this litigation to the FCC, which motion was opposed by the relator.

On July 28, 2004, the judge denied in part and granted in part the motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" False Claims Act count was dismissed as redundant. Sunshine remains a party to the litigation. On September 14, 2004, the judge issued a ruling denying the motion to refer the issues in this litigation to the FCC, and discovery continues.

While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

As part of the Omnibus Budget Resolution of 1993, Congress authorized its FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Lynch Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Lynch Interactive was involved with as an investor and as a service provider.

History of "C" Block Licenses
-----------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the FCC Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch Interactive Corporation's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5 made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, amongst other reasons, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc., the predecessor of Sunshine PCS Corporation. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

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

In February 2000, Fortunet merged with Sunshine PCS Corporation, which by way of a spin-off from Lynch Interactive Corporation became a public company.

On December 31, 2003, Sunshine, after undergoing appropriate corporate and regulatory processes, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million.

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

Results of Operations

Neither we, nor our predecessors, have had any operating history or material revenues. Through September 30, 2004, we had a cumulative net loss of $73,707,474, resulting principally from net interest charges of $60,768,955, including commitment fees, and the write-off of $25,032,989 to reflect the impairment of our personal communications service licenses.

During the three months ended September 30, 2004, the Company recorded $2,039 of interest income as compared to $536 for the three months ended September 30, 2003. Such income was generated by the cash balances from net proceeds of the sale of licenses to Cingular Wireless LLC net of the amounts used to repurchase the preferred stock, warrants owned by Lynch Interactive Corporation and Class B common stock and the $3.8 million in cash distributions to the Company's shareholders on March 17, 2004. During the nine months ended September 30, 2004 interest income was $13,178 as compared to $2,299 for the same period last year.

During the three months ended September 30, 2004, the Company recorded a reduction in expenses of $47,862, as a result of a negotiated settlement of certain lease obligations of the Company at less than their recorded liability amount. The $47,862 represents the difference between the amounts that were paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use, December 31, 2003. (Of note, during the second quarter of 2004, the Company recorded a reduction of expense of $109,914 in settlement of the lease agreement.) Other than this expense reduction, other expenses were $23,947 during the three months ended September 30, 2004, as compared to $177,869 recorded during the three month period ended September 30, 2003. During the third quarter of 2003 the Company incurred costs associated with providing personal communications services under its licenses and professional fees associated with the sale of licenses to Cingular Wireless LLC.

For the nine months ended September 30, 2004, the Company recorded other expenses of $124,029, which primarily consists of professional fees for maintaining our public company status, prior to the reduction of expenses of $157,776 associated with the settlement of the lease obligation. This compares to $333,451 of other expense incurred for the nine months ended September 30, 2003, which period included costs to provide personal communications services under our licenses. During the first quarter of 2004, the Company recorded $17,506 of expenses associated with the vesting of options granted to its CEO. No further expense will be recorded in connection with the options, as they are now fully vested. The effect of vesting these options was to expense $37,879 and $38,158 in the three and nine month periods ended September 30, 2003, respectively. Based upon our current structure we believe that other expenses will be about $150,000 on an annual basis.

Liquidity and Capital Resources

At September 30, 2004, we had $865,000 in cash and at December 31, 2003 we had $5.7 million.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable to the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. The adoption of this standard had no effect on the Company's financial statements.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2004 the Company has no market sensitive assets or liabilities.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling.

We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs could be material.

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

On June 7, 2004, the defendants filed a motion to refer the issues in this litigation to the FCC, which motion was opposed by the relator.

On July 28, 2004, the judge denied in part and granted in part the motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" False Claims Act count was dismissed as redundant. Sunshine remains a party to the litigation. On September 14, 2004, the judge issued a ruling denying the motion to refer the issues in this litigation to the FCC, and discovery continues.

While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

As part of the Omnibus Budget Resolution of 1993, Congress authorized its FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Lynch Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Lynch Interactive Corporation was involved with as an investor and as a service provider.

History of "C" Block Licenses
-----------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the FCC Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch Interactive's investments in these entities totaled $21 million.

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

     (a)  Exhibit  31.1 - Chief  Executive  Officer  Section 302  Certification.

          Exhibit  31.2 -  Principal   Financial   Officer   Rule  Section  302
                           Certification.

          Exhibit 32.1  - Chief Executive Officer Section 906 Certification.

          Exhibit 32.2  - Principal Financial Officer Section 906 Certification.

                                   SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              SUNSHINE PCS CORPORATION

                              By: /s/ David S. Ahl
                              ---------------------
                              David S. Ahl
                              Chief Executive Officer

                             By: /s/ Robert E. Dolan
                             -----------------------
                             Robert E. Dolan
                             Principal Accounting Officer


November 15, 2004