Form 10KSB
period 2004-12-31
SUNSHINE PCS CORP
filed 2005-03-31
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

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
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or organization)                     Identification No.)
                                65 Highland Road
                               Rye, New York 10580
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (646) 336-1718

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2004 was $0.

     As of March 25, 2005, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US $359,000, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

     The number of shares of the Registrant's Class A Common Stock issued and outstanding as of March 25, 2005 was 4,588,653.


                            SUNSHINE PCS CORPORATION
                                TABLE OF CONTENTS

                                                                      Page No.

Item 1  Description of Business                                           3
Item 2  Description of Properties                                         4
Item 3  Legal Proceedings                                               4-5
Item 4  Submission of Matters To a Vote of Security Holders               5
Item 5  Market For Common Equity, Related Stockholder Matters
        and Small Business Issuer Purchases of Equity Securities        5-6
Item 6  Management's Discussion and Analysis or Plan of Operation       6-8
Item 7  Financial Statements                                           8-20
Item 8  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                         20
Item 8A Controls and Procedures                                          20
Item 8B Other Information                                                21
Item 9  Directors and Executive Officers of the Registrant               22
Item 10 Executive Compensation                                        22-23
Item 11 Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                       23
Item 12 Certain Relationships and Related Transactions                23-25
Item 13 Exhibits, List and Reports on Form 8-K                        25-26
Item 14 Principal Accountant Fees and Services                        26-27

                                     PART I

Item 1. Description of Business

     Prior to December 31, 2003, we were in the business of developing our three personal communication services licenses in Florida. As described in more detail below, at that date we sold all of our licenses and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of our PCS licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage.

     We are continuing to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company.

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

         On February 22, 2001, Lynch Interactive Corporation ("Interactive"), distributed 2,821,766 shares of Sunshine's Class A Common Stock, representing its 49.9% ownership it received from our incorporation, to its shareholders, on the basis of one share of Sunshine's Class A Common Stock for each share of Interactive's Common Stock outstanding.

     On August 31, 2001, we met the Federal Communications Commission requirement that we provide service coverage to at least one-quarter of the population in our licensed areas. However, we did not have the funds necessary to fully build out a robust voice system necessary to provide commercial operations, which we estimated to cost between $10.0 and $15.0 million.

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

Item 2. Description of Properties

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

     A scheduling conference was held on February 10, 2004, at which time the judge approved a scheduling order and discovery commenced.

     On July 28, 2004, the judge denied in part and granted in part our motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" false claims act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation.

     In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion is still pending and discovery is continuing. See "History of Lynch's "C" Block Activities" below.

Item 4. Submission of Matters To a Vote of Security Holders.

     None during the fourth quarter.

                                     PART II

Item 5. Market For Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

     The Class A common stock commenced trading, under the symbol: SUNPA, on the over-the-counter market on March 13, 2001. The following table sets forth the high and low closing prices of the Class A common stock for the periods indicated, as reported by published sources.

                        Low         High
                    ----------- -----------
2004 Fiscal Year:
  First Quarter .   $   0.05$      1.04
  Second Quarter    $   0.09$      0.15
  Third Quarter .   $   0.09$      0.11
  Fourth Quarter    $   0.10$      0.14

                        Low         High
                    ----------- -----------
2003 Fiscal Year:
  First Quarter .   $   0.18$      0.35
  Second Quarter    $   0.18$      0.25
  Third Quarter .   $   0.20$      1.01
  Fourth Quarter    $   0.55$      0.75


     As of March 25, 2005, there were approximately 740 holders of record of our Class A common stock.

     On March 2, 2004, our Board of Directors declared a cash distribution on our Class A common stock of $0.83 per share. Such dividend was paid on March 19, 2004. This is the first distribution on the Class A common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Sale of Licenses

     On December  31,  2003,  we  completed  the sale of our three 15  megahertz
C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made a cash distribution of $0.83 per share on our outstanding Class A Common Stock. During 2004, we disposed of all equipment related to providing PCS service and wound down our Florida operations. Since the sale of our PCS licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage.

     We are continuing to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

Results of Operations

     During the year ended December 31, 2004, our net loss was $40,000 as compared to net income of $8,952,000 for the year ended December 31, 2003.

     During 2003, the Company recorded a $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $276,000 expenses of sale over the remaining carrying value of the licenses of $2.4 million), a $654,000 provision for impairment on our equipment, and a $303,000 accrual for our remaining lease liabilities. In addition, prior to the sale of the PCS Licenses to Cingular, we leased the use of the spectrum to Cingular and, during 2003, we recorded lease income of $151,000 on the lease.

     During the year ended December 31, 2004, the Company recorded $58,000 in Other Expenses. Such amount was reduced by $158,000 as a result of a negotiated settlement of certain lease obligations of the Company at less than their recorded liability amount. The $158,000 represents the difference between the amount that was paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use, December 31, 2003. Accordingly, prior to the reduction in expenses due to the settlement of the lease obligation of $158,000, the Company incurred expenses of $216,000 which primarily consists of accounting and legal fees. Approximately $120,000 of these expenses are recurring.

     Also during 2003, the Company accrued $500,000 for Director Compensation that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. During 2003, the Company recorded Other Expenses of $1.0 million which included this aforementioned Director Compensation accrual and the additional costs of providing service. In addition, during 2003, the Company recorded depreciation and amortization expense of $278,000, the aforementioned accrual of $303,000 of the remaining lease obligations and an impairment reserve of $655,000 for equipment that was no longer useable as a result of the sale of the licenses.

Investment income was $18,000 in 2004, as compared to $3,000 in 2003 due to higher investable cash balances.

Liquidity and Capital Resources

     At December 31, 2004, we had $790,000 in cash as compared to $5.7 million at December 31, 2003.

     On March 2, 2004, we declared a cash distribution of $0.83 per share on our Class A common stock totaling $3.8 million. In addition, the Company paid $0.5 million of accrued Director Compensation, discussed above, and other accruals and expenses relating to the sale of the PCS licenses to Cingular.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The implementation of this standard had no effect on the Company's financial statements.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The Company adopted this guidance on January 1, 2003, which did not have a material effect on our results of operations, financial position or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SECrules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No.123(R) will have on its financial statements.

Quantative and Qualitative Analysis of Market Risk

     The Company is minimally exposed to changes in market risk because as of December 31, 2004 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

     None.

Item 7. Financial Statements


                                      INDEX
                            Sunshine PCS Corporation

Report of Independent Registered Public Accounting firm .    9
Balance Sheets at December 31, 2004 and 2003 ............   10
Statements of Operations for each of the two years in the
period  ended December 31, 2004 .........................   11
Statement of Changes in Stockholders'
Equity for the two years through December 31, 2004 ......   12
Statements of Cash Flows for each of the two years in the
period ended December 31, 2004 ..........................   13
Notes to Financial Statements ...........................   14-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine PCS Corporation
New York, New York

     We have audited the accompanying balance sheet of Sunshine PCS Corporation (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 31, 2005


                            Sunshine PCS Corporation
                                 Balance Sheets

Assets

                                                                                December 31,    December 31,
                                                                                   2004            2003
Assets

Cash and cash equivalents ..................................................   $    790,406    $  5,722,523
Other Assets ...............................................................          6,093            --
                                                                               ------------    ------------
  Total Assets .............................................................   $    796,499    $  5,722,523
                                                                               ============    ============
Liabilities and stockholders' equity (deficiency)

Liabilities

Accounts payable and accrued expenses ......................................   $    132,291    $  1,224,149

Stockholders' equity

Class A:  no par value Authorized shares-20,000,000; 4,588,653 shares issued
and outstanding at December 31, 2004 and 2003 ..............................           --              --
Class B:  no par value Authorized shares-9,000,000; no shares outstanding at
December 31, 2004 and 2003 .................................................           --              --
Additional paid-in capital .................................................     80,514,012      80,496,506
Accumulated deficit ........................................................    (79,849,804)    (75,998,132)
                                                                               ------------    ------------
  Stockholders' equity .....................................................        664,208       4,498,374
                                                                               ------------    ------------
  Total liabilities and stockholders' equity(deficiency) ...................   $    796,499    $  5,722,523
                                                                               ============    ============

See accompanying notes to financial statements.



                            Sunshine PCS Corporation
                            Statements of Operations

                                              Years ended December 31,
                                                 2004          2003
                                         ------------------------------
Lease revenues ........................   $       --      $    150,667
Interest income .......................         18,070           3,023
Other expenses ........................        (58,429)     (1,033,780)
Provision for impairment on equipment .           --          (654,926)
Accrual of lease liability ............           --          (302,951)
Gain on sale of PCS license ...........           --        11,067,796
Depreciation and amortization .........           --          (277,540)
                                          ------------    ------------
Net Income (Loss) .....................        (40,359)      8,952,289
Dividend requirement on
  preferred stock .....................           --          (792,770)
                                          ------------    ------------
     Income (loss) applicable to common
shares ................................        (40,359)   $  8,159,519
                                          ============    ============
Basic income (loss) per common share ..   $      (0.01)   $       1.07
                                          ============    ============
Diluted income (loss) per common shares   $      (0.01)   $        .84
                                          ============    ============
Weighted average shares used in basic
computation ...........................      4,588,653       7,657,966
                                          ============    ============
Weight average shares and equivalents
used in diluted computation ...........      4,588,653       9,657,966
                                          ============    ============


See accompanying notes to financial statements



                            Sunshine PCS Corporation
                        Statement of Stockholders' Equity



                                        Additional                    Stockholders'
                                          paid-in      Accumulated       equity
                                          capital        deficit      (deficiency)

Balance at December 31, 2002 .......   $ 71,655,501     (84,157,651)    (12,502,150)
Change in value of CEO Options .....        142,441            --           142,441
Dividend requirement on preferred
stock ..............................           --          (792,770)       (792,770)
Redemption of Preferred stock ......      9,699,427            --         9,699,427
Purchase of Class B Common Stock ...       (613,863)           --          (613,863)
Purchase of Stock Warrants .........       (387,000)           --          (387,000)
Net income for year ended December
31, 2003 ...........................           --         8,952,289       8,952,289
                                       ------------    ------------    ------------
Balance at December 31, 2003 .......   $ 80,496,506    $(75,998,132)   $  4,498,374
Cash distribution to Stockholders ..           --      $ (3,811,313)   $ (3,811,313)
Net loss for year ended December 31,
                                2004           --           (40,359)        (40,359)
Change in value of CEO Option ......         17,506            --            17,506
                                       ------------    ------------    ------------
Balance at December 31, 2004 .......   $ 80,514,012    $(79,849,804)   $    664,208
                                       ============    ============    ============

         See accompanying notes to financial statement


                            Sunshine PCS Corporation
                            Statements of Cash Flows


                                                                       Years ended December 31,
                                                                  ----------------- ------------
                                                                        2004            2003
                                                                  ----------------- ------------
Operating activities
Net (loss) income .............................................   $    (40,359)   $  8,952,289
Adjustments to reconcile net (loss) income  to
cash (used in) provided by operating activities:
Depreciation and amortization .................................           --           277,540
Compensation expense relating to
     executive's stock options ................................         17,506         142,441
Provision for impairment  of equipment ........................           --           654,926
Gain on sale of PCS Licenses ..................................           --       (11,067,796)
Increase(decrease) in accounts
     payable and accrued expenses .............................     (1,091,858)      1,077,155
Net change in other assets ....................................         (6,093)         14,653
                                                                  ------------    ------------

Net cash (used in) provided by operating activities ...........     (1,120,804)         51,208
                                                                  ------------    ------------

Investing Activities
Proceeds of sale of PCS Licenses ..............................           --        13,599,333
Expenses of sale of PCS Licenses ..............................           --          (158,892)
                                                                  ------------    ------------

     Net cash provided by investing activities ................           --        13,440,441
                                                                  ------------    ------------

Financing activities
Cash distribution to Stockholders .............................     (3,811,313)           --
Redemption of Preferred stock .................................           --        (7,200,000)
Purchase of Class B Common stock ..............................           --          (613,863)
Purchase of stock options .....................................           --          (387,000)
                                                                  ------------    ------------

Net cash used in financing activities .........................     (3,811,313)     (8,200,863)
                                                                  ------------    ------------

Net change in cash ............................................     (4,932,117)      5,290,786
Cash and cash equivalents at
beginning of period ...........................................      5,722,523         431,737
                                                                  ------------    ------------
Cash and cash equivalents at end of
period ........................................................   $    790,406    $  5,722,523
                                                                  ============    ============

     See accompanying notes to financial statements

                                      -13-

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                December 31, 2004

1.   Background

     On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired all of Sunshine's three personal communications services licenses for total net proceeds of $13.6 million. During 2003, the Company recorded a $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million). Also during 2003, the Company accrued $0.5 million for Director Compensation, that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. This amount was paid in 2004.

     Pursuant to the sale agreement, we agreed to the customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Note 6. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," the Company recorded a liability which represented the Company's best estimate of the fair value of such indemnification.

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

     In connection with the Sale Agreement, Sunshine agreed with Lynch Interactive Corporation, which owned all of the outstanding shares of the three series of Preferred Stock of Sunshine, to acquire those shares for a total of approximately $7.2 million. Sunshine also has reached an agreement with the holder of its 3,069,313 shares of Class B Common Stock to reacquire such shares for $.20 per share, for a total of $0.6 million. The acquisition of both the Preferred Stock and Class B Common Stock were contingent upon the closing and sale of the licenses to Cingular and the acquisition was also consummated on December 31,

2003. The closing of these transactions also occurred on December 31, 2003. In addition, on that date, Sunshine purchased all of our outstanding warrants to purchase 4.3 million shares of Class A common stock for a total of $0.4 million. With regard to the remaining sale proceeds, on March 2, 2004, we declared a distribution of $0.83 per share on our Class A common stock totaling $3.8 million, we are in the process of evaluating all of its alternatives and will consider all options with regard to their potential use. Sunshine's system equipment, which had a current net book value after accumulated depreciation of $654,000 at the time of the consummation of the sale agreement was not part of the Sale Agreement and was not being used under the Operating Agreement. Accordingly, considering that Sunshine would have no further use for the equipment and believed that this equipment would have minimal value on the resale market and all such equipment was written off during the year ended December 31, 2003.

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

2.   Accounting and Reporting Policies

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

Intangible Assets

     While the Company owned its PCS license, it applied the principals of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. SFAS No. 142 prohibits the amortization of goodwill and assets with indefinite lives, but instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. While the Company expected renewal of its licenses by the granting authorities which would allow for the classification of its licenses as indefinite lived assets, because of its lack of operating history, the Company's current cash flow deficit and the inability to obtain the necessary funding to build a network, the Company continued to amortized its licenses over twenty years. Amortization expense recorded in 2003 amounted to $134,000. Considering the licenses were sold on December 31, 2003, no such amortization was recorded in 2004.

Cash Equivalents

     Cash and Cash Equivalents are invested in United States Treasury money market funds for which an affiliate of the Company serves as the investment manager.

Equipment

     Equipment was recorded at cost and depreciated using the straight-line method based upon an estimated useful life of seven years. As of December 31, 2003, the Company sold its PCS licensing and recorded a reserve for impairment of the equipment as it was no longer useable and the cost to remove was deemed to be greater than its market value. The equipment was disposed of during 2004.

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

     Valuation allowances have been provided for deferred tax assets of approximately $1.4 million and $1.5 million at December 31, 2004 and 2003 respectively, as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.5 million of net federal operating tax loss carryforwards, generated in 2001 through 2004, expiring in the years 2021 through 2024. In addition, the Company has approximately $4.9 million of state net operating loss carryforwards expiring in the years 2021 through 2024.

     Cumulative temporary differences at December 31, 2004 and 2003 are as follows:

                        December 31, 2004   December 31, 2003
Deferred tax assets:
Net operating losses     1,369,000          $ 1,164,000
Other ..............       107,000              289,000
                         1,476,000            1,453,000
Valuation allowance     (1,476,000)          (1,453,000)
                        ----------          -----------
                        $       --          $        --
                        ===========         ===========


     The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to net income(loss) is as follows:


                                                  2004          2003

Tax (benefit) provision at statutory rate    $   (14,000)   $ 3,044,000
Increases (decreases):
State taxes, net of federal benefit ......        (1,000)      (325,000)
Increase (decrease) in valuation allowance        23,000     (3,369,000)
Other ....................................        (8,000)           --
                                             -----------    -----------
                                             $        --    $       --
                                             ===========    ===========

     Prior to the reorganization, the results of operations of the Partnerships and Fortunet were included in the taxable income or loss of the individual partners and, accordingly, no tax benefit has been recorded.

Stock Options

     The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting Stock Issued to Employees" and consequently the Company recognized no expense as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Income (Loss) for the years ending December 31, 2004 and 2003 would have been as follows:



                                                2004          2004
                                           -----------    -----------
Net income (loss) as reported ..........   $   (40,359)   $ 8,952,289
Add (deduct):
Total stock-based employee compensation
(expense) income determined under fair
value based method for all awards ......        (1,233)        (9,999)
                                           -----------    -----------
Pro forma net income (loss) ............       (41,592)     8,942,290
Dividend requirement on preferred stock           --         (792,770)
                                           -----------    -----------

Pro forma income (loss) applicable to
common shares ..........................   $   (41,592)   $ 8,149,520
                                           ===========    ===========
Basic and diluted loss per common share:
As reported:
Basic ..................................   $       (0.01) $      1.07
Diluted ................................   $       (0.01) $      0.84
Pro formal:
Basic ..................................   $       (0.01) $      1.06
Diluted ................................   $       (0.01) $      0.84



     As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 sharesof its Class A common stock at $1.50 per share. Fifty percent of such options vested on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% vested on the sale of the licenses. All such options expire five years from the date of grant. Such options are also being accounted for in accordance with the provisions of EITF 96-18. Sunshine estimated the fair value of the 153,410 options which vested in August 2001 at $337,502, using the Black Scholes Option Pricing Model. Such amount has been capitalized as cost of equipment as these costs are directly attributed to construction of the equipment. Sunshine estimated the fair market value of the 153,409 options, which vested in December 2003, at $92,405, using the Black-Scholes Option Pricing Model and expensed such amount in 2003.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The implementation of this standard had no effect on the Company's financial statements.

     In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The Company adopted this guidance on January 1, 2003, which did not have a material effect on our results of operations, financial position or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No.123(R) will have on its financial statements.

3.   Income (Loss) Per Share

     The income (loss) per share has been calculated based on actual number of shares outstanding. Warrants options and the convertible preferred have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share. For the years ended December 31, 2003, the Company recorded income applicable to common shareholders. Warrants and options were excluded from the diluted earnings per share computation because, utilizing the treasury stock method, their inclusion would have been anti-dilutive. Assumed conversion of the convertible preferred was included in the computation of diluted earnings per share for the year ended December 31, 2003.

4.   Management Services Agreement

     As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, serves as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of December 31, 2003, the Company had an amount payable of $242,000 under this agreement, which it paid in full in 2004.

5.   Lease Commitment

     The Company had entered into leases covering antenna space on four towers (total rental expenses for the year ended December 31, 2003, was $110,401). The leases called for monthly payments totaling $9,280 per month. The leases had a minimum term of five years and are subject to annual escalation clauses. As of December 31, 2003, the Company had no further use for these leases and accrued the $303,000 remaining liability under the lease. During 2004, the Company negotiated a full settlement of all of their lease obligations and the difference between the liability recorded of $303,000 and its settlement amount paid during 2004, was recorded as a reduction of expenses of $158,000 during the year ending December 31, 2004.

6.   Litigation

     Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

     A scheduling conference was held on February 10, 2004, at which time the judge approved a scheduling order and discovery commenced.

     On July 28, 2004, the judge denied in part and granted in part our motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" false claims act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation.

     In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion is still pending and discovery is continuing. See "History of Lynch's "C" Block Activities" below.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     See our Current Report on Form 8-K filed on November 14, 2003.

     There  were  no  disagreements  with  our  independent   registered  public
accountants over this period.

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

     (b)  Information required by Item 308

     This disclosure is not yet required.

Item 8B.  Other Information

         Not applicable.

                                    PART III

     Item 9. Directors and Executive Officers of the Registrant

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


     Name          Age       Position
     ----          ---       --------

David S.  Ahl ..   58   Class B director(1)
Robert E.  Dolan   53   Class A director(1) and Assistant Secretary

(1) The Class B directors together have three votes and the Class A directors together have two votes.

     David S. Ahl has been Chief Executive Officer since June 2004 and has been a Class B director since November 2000. Mr. Ahl is a marketer of start-up entities. Mr. Ahl first gained experience in this field as a promotional director for Young and Rubicam, Inc. from 1984 to 1992. Mr. Ahl co-founded and helped manage Advance Retail Marketing, a company that markets coupons for supermarkets, from 1992 to 1994. Mr. Ahl then served as a general manager of Direct Media, the world's largest mailing list brokerage and management company, from 1994 to 1998. After leaving Direct Media in 1998, Mr. Ahl served as an independent marketing consultant for GE Capital, AdKnowledge and CatalogCity.com. In 1999, Mr. Ahl became the head of Client Services for Message Media, an email publishing company.

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

Item 10. Executive Compensation

         The following table sets forth all compensation awarded to our Chief Executive Officer during the year ended December 31, 2003. No other executive officer received compensation in excess of $100,000 during fiscal 2004.


                                                    Annual Compensation
                                         -----------------------------------------
                                                                 Other Annual
Name and Principal Position       Year     Salary ($) Bonus ($) Compensation ($)(1)
---------------------------       ----     ---------  --------  ------------------
David S. Ahl ..................   2003       --       $150,000        --
   Chief Executive Officer

 Karen E. Johnson .............   2003       --       $300,000        --
     Chief Executive Officer(2)


(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2)  Resigned June 17, 2004

Directors's Compensation

     As compensation for their services as members of the Board of Directors, in February 2001 each Board member was granted options to purchase 50,000 shares of Class A common stock at an exercise price of $.75 per share. These options are exercisable in full commencing February 14, 2004 and expire on February 13, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information concerning ownership of our common stock as of March 25, 2005 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 359 West 11th Street, Suite 7B, New York, New York 10014.


                                                               Shares      Percentage
                                                               ------      ----------
Fortunet Wireless Communications Corporation ...............   767,328        16.7%
Victoria G. Kane(2) ........................................   767,328        16.7%
Mario J.  Gabelli(3) .......................................   829,981(4)     18.1%
Lynch Interactive Corporation(5) ...........................   294,217         6.4%
Robert E.  Dolan ...........................................       525(6)      *
All Directors and Executive Officers as a Group (4 in total)       525         *

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


(4) Includes (i) 350,014 shares owned directly by Mr. Gabelli (including 8,027 held for the benefit of Mr. Gabelli under Lynch Interactive Corporation's 401(k) Savings Plan), (ii) 10,750 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, (iii) 175,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .5% interest and (iv) 294,117 shares of Class A common stock owned by Lynch Interactive Corporation. Mr. Gabelli disclaims beneficial ownership of the shares owned by Lynch Interactive Corporation, the foundation and by the partnership, except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.


(5) The address of Lynch Interactive Corporation is 401 Theodore Fremd Avenue, Rye, New York 10580.


(6) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 55 shares held for the benefit of Mr. Dolan under Lynch Interactive Corporation's 401(k) Savings Plan.


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

Item 13. Exhibits, List And Reports On Form 8-K

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

3.3 Certificate of Second Amendment of Certificate of Incorporation of Sunshine PCS Corporation

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

31.2 Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1 Section 1350 Certification of the Chief Executive Officer

32.2 Section 1350 Certification of the Principal Accounting Officer

Item 14. Principal Accountant Fees and Services.

         Section 3.1 Audit Fees

     The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of the Company's 2003 financial statements was $40,000 and the estimate for 2004 is $25,000. The aggregate fees billed by Deloitte & Touche for professional services rendered for their review of the financial statements included in the Company's Forms 10-QSB for 2004 was $15,000. The aggregate fees billed by Ernst & Young for professional services rendered for the reviews of the financial statements included in the Company's Forms 10-QSB for 2003 was $17,000.

Audit-Related Fees

     The aggregate fees billed by Deloitte & Touche for assurance and related services for 2004 that are reasonably related to the performance of the audit of the Company's 2004 financial statements and not reported as audit fees above was $0. The aggregate fees billed by Ernst & Young for assurance and related services for 2003 that are reasonably related to the performance of the review of the Company's financial statements and not reported as audit fees above was $0.

Tax Fees

     The aggregate fees billed by Deloitte & Touche for professional services rendered to the Company in 2004 for tax compliance, tax advice, and tax planning was $0. These services included miscellaneous tax-related research. The aggregate fees billed by Ernst & Young for professional services rendered to the Company in 2003 for tax compliance, tax advice, and tax planning was $0.

All Other Fees

     No fees were billed by Deloitte & Touche or by Ernst & Young for 2004 or 2003 for services other than as set forth above.

Board's Pre-Approval Policies and Procedures

     The Board of Directors has established a pre-approval procedure with respect to the provision of services other than audit by its independent auditor. For the years ended 2003 and 2002, the Board of Directors considered that the provisions of all non-audit services were compatible with maintaining the independence of its independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 31st day of March, 2005.

                                                     SUNSHINE PCS CORPORATION


                                                     /s/ David S. Ahl
                                                     --------------------
                                                     David S. Ahl
                                                     Chief Executive Officer


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



   Signature                Title                             Date
   ---------               ------                             -----

/s/ David S. Ahl      Chairman of the Board, Chief       March 31, 2005
--------------
 David S. Ahl         Executive Officer

/s/ Robert E. Dolan   Director and Assistant Secretary   March 31, 2005
--------------
Robert E. Dolan