Form 10QSB
period 2005-03-31
SUNSHINE PCS CORP
filed 2005-05-16
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)



     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2005

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________ to _______________

     Commission file number                 333-8234
                           -----------------------------------------


                            Sunshine PCS Corporation
                            ------------------------

        (Exact name of small business issuer as specified in its charter)


             Delaware                                30-0076986
      -------------------------------            --------------------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)



                      65 Highland Road, Rye New York 10580
                    (Address of principal executive offices)

                                 (646) 336-1718
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of April 29, 2005, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X )

                                      INDEX
                                      -----

                            SUNSHINE PCS CORPORATION
                            ------------------------

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

Balance Sheets:

     - March 31, 2005

     - December 31, 2004

Statements of Operations:

     - Three months ended March 31, 2005 and 2004

Statements of Cash Flows:

     - Three months ended March 31, 2005 and 2004

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE
---------

CERTIFICATIONS
--------------

Item 1. Financial Statements

                            Sunshine PCS Corporation
                                 Balance Sheets
                                  (Unaudited)

                                                 March 31,          December 31,
                                                   2005                2004

Assets
Cash and cash equivalents ......................... $    777,289    $    790,406
Other Assets ......................................        5,693           6,093
                                                    ------------    ------------
                                                    ------------    ------------
Total Assets ...................................... $    782,982    $    796,499
                                                    ============    ============
                                                    ============    ============

Liabilities and stockholders' equity
Accounts payable and accrued expenses ............. $    138,517    $    132,291

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares
   -20,000,000; 4,588,653 sharesoutstanding
   at March 31, 2005 and December 31, 2004 ........           --              --
Class B: No par value; authorized shares
   -9,000,000; no shares outstanding at
   March 31, 2005 and December 31, 2004  ..........           --              --
Additional paid-in capital ........................   80,514,012      80,514,012
Accumulated deficit ............................... (79,869,547)    (79,849,804)
                                                    ------------    ------------
     Total stockholders' equity ...................      644,465         664,208
                                                    ------------    ------------
Total liabilities and stockholders' equity ........ $    782,982    $    796,499
                                                    ============    ============



See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                                   (Unaudited)

                                             Three months ended March 31,
                                               2005                2004
                                               ----                ----


Interest income .............................        3,637          8,904
Other expenses ..............................     (23,380)       (35,522)
                                                ----------    -----------

Net loss ...................................   $  (19,743)   $   (26,618)
                                                ==========    ===========

Basic and diluted loss per common share             (0.00)         (0.01)
                                                ==========    ===========

Weighted average shares used in basic
computation .................                   4,588,653       4,588,653

                                                 ==========   ===========

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                 Three months ended March 31,
                                                   2005               2004
                                                   ----               ----

Operating activities
Net loss ............................            $(19,743)        $(26,618)
Adjustments to reconcile net income  (loss)
to cash (used in) provided by operating
activities:
Compensation expense relating to executive's
stock options                                          --           17,506
Increase(decrease) in accounts payable and
accrued expenses                                     6,226        (73,391)
Decrease in other assets                               400           --
                                                -----------    -----------
      Net cash used in operating activities        (13,117)       (82,503)
                                                -----------    -----------
Financing activities:
Cash distribution to stockholders ..............       --      (3,811,313)
                                                -----------     -----------
      Net cash used by financing activities ....       --      (3,811,313)
                                                -----------    -----------
Net change in cash .                               (13,117)     (3,893,816)
Cash and cash equivalents at beginning
of period                                           790,406      5,722,523
                                                    -------    -----------
Cash and cash equivalents at end of period ..... $  777,289    $ 1,828,707
                                                  ==========   ===========

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                    Notes to Financial Statements (unaudited)

                                 March 31, 2005

1. Accounting and Reporting Policies

Prior to December 31, 2003, we were in the business of developing our three personal communications services (PCS) licenses in Florida. At that date we sold all of our licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of our PSC licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

We are currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently no expense recognition as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Income (Loss) for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                      2005               2004
                                                    -----------       ----------

Net loss as reported .............................  $(19,743)       $(26,618)
Add (deduct):
Total stock-based employee compensation expense
determined under fair value based method for all
awards ............................................       --          (1,233)
                                                     --------       ---------
Pro forma income (loss) applicable to common share  $ 19,743)       $(27,851)
                                                    ---------       ---------
Basic and diluted loss per common share:

As reported ....................................... $  (0.00)          (0.01)

Pro forma ......................................... $  (0.00)          (0.01)


Income Taxes

During the three months ended March 31, 2005, the Company recorded a combined federal and state tax benefit of approximately $8,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Recently Issued Accounting Pronouncements

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

On March 30, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47 "), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company expects to adopt the provisions of FIN 47 in fourth quarter 2005, as required, and does not believe it will have any affect on the Company's financials.


2. Litigation

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001, and the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court in February 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment, in each prior to trebling. Documents submitted by the relator subsequent to the filing of the claim have asserted additional amounts of damages.

We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

We were formally served with the complaint in July 2002. In September 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On September 30, 2003, the Court granted our motion to transfer the action.

A scheduling conference was held in February 2004, at which time the judge approved a scheduling order and discovery commenced. In July 2004, the judge denied in part and granted in part our motion to dismiss. Fortunet Communications L.P. remains a party to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable the defendants to conduct their defense. This motion was denied on May 5, 2005 and defendants are considering appropriate responses. In the meantime, discovery is continuing and defendants are considering an appropriate response.

To date, Lynch Interactive Corporation ("Interactive") and certain other defendants have paid all legal fees associated with this action, other than the fees we have accrued under the indemnification provisions of the agreement of the sale our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

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

Sale of Licenses

On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC. During 2004, we disposed of all equipment related to providing PCS service and wound down our Florida operations.

At the current time we have cash of about $0.8 million and net operating loss carry forward of $3.5 million. We are continuing to evaluate all options available. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Results of Operations

During the three months ended March 31, 2005, our net loss was $19,743 as compared to net loss of $26,618 for the three months ended March 31, 2004.

During the three months ended March 31, 2005, the Company recorded $3,637 of interest income as compared to $8,904 for the three months ended March 31, 2004. For most of the first quarter of 2004 the Company had higher average investing cash balances as compared to the first quarter of 2005. As of March 17, 2004, the Company then paid $3.8 million in cash distributions to its shareholders.

Other expenses were $23,380 during the three months ended March 31, 2005, as compared to $35,522 recorded during the three month period ended March 2004. During the first quarter of 2004 the Company recorded $17,506 of expenses associated with the vesting of options granted to the CEO. No further expense will be recorded in connection with the options, as they are now fully vested. Apart from this option expense, the remaining expenses, which primarily consist of professional fees, are in line with the previous year.

Liquidity and Capital Resources

At March 31, 2005, we had $777,289 in cash as compared to $790,406 at December 31, 2004.

Recently Issued Accounting Pronouncements

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

On March 30, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47 "), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company expects to adopt the provisions of FIN 47 in fourth quarter 2005, as required, and does not believe it will have any affect on the Company's financials.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2005 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

None.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2004 the Company has no market sensitive assets or liabilities.

Item 3. Controls And Procedures

(a) Information required by Item 307

Evaluation of disclosure controls and procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Information required by Item 308

This disclosure is not yet required.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fortunet Communications, L.P., our predecessor-in-interest,  as well as Victoria
G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation which is our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation, among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001, and the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court in February 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment, in each prior to trebling. Later computations have increased this amount.

We strongly believe that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intend to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

We were formally served with the complaint in July 2002. In September 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On September 30, 2003, the Court granted our motion to transfer the action.

A scheduling conference was held in February 2004, at which time the judge approved a scheduling order and discovery commenced. In July 2004, the judge denied in part and granted in part our motion to dismiss. Fortunet Communications L.P. remains a party to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable the defendants to conduct their defense. This motion was denied on May 5, 2005 and defendants are considering appropriate responses. In the meantime, discovery is continuing and defendants are considering an appropriate response.

To date, Lynch Interactive Corporation and certain other defendants have paid all legal fees associated with this action. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)  Exhibit 31.1 - Chief Executive  Officer Rule 15d-14(a)  Certification.
          Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a) Certification. Exhibit 32.1 - Chief Executive Officer Section 1350 Certification. Exhibit 32.2 - Principal Financial Officer Section 1350 Certification.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 13th day of May 2005.




                                                      SUNSHINE PCS CORPORATION

                                                      By: /s/ David S. Ahl
                                                          ----------------------
                                                         David S. Ahl
                                                         Chief Executive Officer