Form 10QSB
period 2005-06-30
SUNSHINE PCS CORP
filed 2005-08-15
CIK 1128735

Microsoft Word 10.0.6754;SWDocID342643-2




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number               333-8234
                      ----------------------------------------



                            Sunshine PCS Corporation

        (Exact name of small business issuer as specified in its charter)


    Delaware                                                  30-0076986
  -----------------                                       -------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)



                      65 Highland Road, Rye New York 10580
                    (Address of principal executive offices)

                                 (914) 967-3285
                           (Issuer's telephone number)

        --------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of August 9, 2005, was 4,588,653.

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

Balance Sheets:

  -      June 30, 2005

  -      December 31, 2004

Statements of Operations:

  -      Three and six months ended June 30, 2005 and 2004

Statements of Cash Flows:

-        Six months ended June 30, 2005 and 2004

  Notes to Financial Statements


Item 2.  Management's Discussion and Analysis

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                                 Balance Sheets
                                  (Unaudited)


                                                                                     June 30,          December 31,
                                                                                       2005                2004
                                                                                ------------------- --------------------
Assets
Cash and cash equivalents .....................................................   $    716,397        $    790,406
Other Assets ..................................................................          5,293               6,093
                                                                                  --------------      --------------
Total Assets ..................................................................   $    721,690        $    796,499
                                                                                  ==============      ==============
Liabilities and stockholders' equity
Accounts payable and accrued expenses .........................................   $     92,800        $    132,291

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares
outstanding at June 30, 2005 and December 31, 2004 ............................           --                  --
Class B: No par value; authorized shares-9,000,000; no shares outstanding at
June 30, 2005 and December 31, 2004  ..........................................           --                  --
Additional paid-in-capital ....................................................     80,514,012          80,514,012
Accumulated deficit ...........................................................    (79,885,122)        (79,849,804)
                                                                                   --------------      --------------
     Total stockholders' equity ...............................................        628,890             664,208
                                                                                   --------------      --------------
Total liabilities and stockholders' equity ....................................   $    721,690        $    796,499
                                                                                   ==============      ==============

See accompanying notes to financial statements.

                                       1

                            Sunshine PCS Corporation
                            Statements of Operations
                                   (Unaudited)


                                                        Three months ended June 30,           Six months ended June 30,
                                                          2005                2004             2005              2004
                                                          ----                ----             ----              ----

Interest income                                     $     4,725     $       2,235       $      8,362     $     11,139
Other (expenses)income                                  (20,300)           45,354            (43,680)           9,832
                                                    --------------  ----------------    ---------------  -----------------
    Net profit (loss)                               $   (15,575)    $      47,589       $    (35,318)    $     20,971
                                                    ==============  ================    ===============  =================
Basic and diluted profit (loss) per common share
                                                    $     (0.00)    $        0.01       $      (0.01)    $       0.00
                                                    ==============  ================    ===============  =================
Weighted average shares used in basic and
diluted computation                                    4,588,653         4,588,653          4,588,653        4,588,653
                                                    ==============  ================    ===============  =================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        Six months ended June 30,
                                                                        2005                2004
                                                                        ----                ----

Operating activities
Net income (loss)                                                $    (35,318)     $      20,971
Adjustments to reconcile net income  (loss) to cash used in
operating activities:
Compensation expense relating to executive's stock options                --              17,506
Decrease in accounts payable and accrued expenses                     (39,491)          (986,632)
Decrease in other assets                                                  800                --
                                                                 ------------------ -------------------
  Net cash used in operating activities                               (74,009)          (948,155)
Financing activities
Cash distribution to stockholders                                        --           (3,811,313)
                                                                 ------------------ -------------------
   Net cash used by financing activities                                 --           (3,811,313)
                                                                 ------------------ -------------------
Net change in cash                                                    (74,009)        (4,759,468)
Cash and cash equivalents at beginning of period                      790,406          5,722,523
                                                                 ------------------ -------------------
 Cash and cash equivalents at end of period                      $    716,397       $    963,055
                                                                 ================== ===================

See accompanying notes to financial statements.

                                Sunshine PCS Corporation
                    Notes to Financial Statements (unaudited)

                                  June 30, 2005

1.  Accounting and Reporting Policies

Prior to December 31, 2003, we were in the business of developing our three personal communications services ("PCS") licenses in Florida. At that date we sold all of our licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of our PSC licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

We are currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently no expense was recognized as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect on Net Income (Loss) for the three and six month period ended June 30, 2005 and 2004 would have been as follows:


                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                       -----------------------------      --------------------------
                                                          2005             2004              2005             2004
                                                        ---------       ----------         --------        --------

Net profit (loss) as reported                          $ (15,575)        $ 47,589         $ (35,318)        $ 20,971
Total stock-based employee compensation expense
determined under fair value based method for all
awards                                                        --               --                --           (1,233)
                                                        ---------       -----------       ----------       ----------
Pro forma income (loss) applicable to common shares    $ (15,575)        $ 47,589         $ (35,318)        $ 19,738
                                                       ==========      ============      ===========       =========
Basic and diluted loss per common share:

As reported                                            $   (0.00)          $ 0.01         $   (0.01)        $  0.00

Pro forma                                              $   (0.00)          $ 0.01         $   (0.01)        $  0.00

Income Taxes

During the six months ended June 30, 2005, the Company recorded a combined federal and state tax benefit of approximately $13,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Recently Issued Accounting Pronouncements

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective in the first quarter of 2006. The Company does not believe that the adoption of SFAS No.123(R) will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable the defendants to conduct their defense. This motion was denied on May 5, 2005 and defendants have filed a notice of appeal with the U. S. Court of Appeals for the D.C. Circuit. Discovery is substantially complete and the preparation and filing of dispositive motions has begun.

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

At the current time we have cash of about $0.7 million and net operating loss carry forward of $3.5 million. We are continuing to evaluate all options available. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Results of Operations

In the second quarter of 2005 our net loss was $15,575 as compared to a net profit of $47,589 record during the three months ended June 30, 2004. The 2004 profit was due to settlement of certain lease obligation at less than the recorded value. During the six months ended June 30, 2005, our net loss was $35,318 as compared to net income of $20,971 for the six months ended June 30, 2004, for the same reason.

In the second quarter of 2005 our investment income was $4,725 as compared $2,235 recorded during the three months ended June 30, 2004 due to higher interest rate for United States Treasury obligations, the company's primary asset. During the six months ended June 30, 2005, the Company recorded $8,362 of interest income as compared to $11,139 for the six months ended June 30, 2004. During the first half of 2004 the Company had higher average investing cash balances as compared to the first half of 2005. As of March 17, 2004, the Company then paid $3.8 million in cash distributions to its shareholders.

Other expenses were $20,300 (which primarily include professional fees and other costs associated with being a public company) during the three months ended June 30, 2005, as compared to income of $45,354 recorded during the three month period ended June 30, 2004. During the three months ended June 30, 2004, the Company recorded a reduction in expenses of $109,914, which related a negotiated settlement of certain lease obligations of the Company. The $109,914 represents the difference between the amounts that were paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use. Other than this expense reduction, other expenses were $64,560 , during the three months ended June 30, 2004, as compared to aforementioned $20,300 recorded during the three-month period ended June 30, 2005. Higher professional fees incurred last year caused the remaining difference. Other expenses were $43,680 during the six months ended June 30, 2005, as compared to income of $9,832 recorded during the six month period ended June 2004. Other than this net activity which resulted in income, other expenses were $100,082, during the six months ended June 30, 2004, as compared to aforementioned $43,680 recorded during the six-month period ended June 30, 2005. During the first quarter of 2004 the Company recorded $17,506 of expenses associated with the vesting of options granted to the CEO. No further expense will be recorded in connection with the options, as they are now fully vested. Here again higher professional fees last year caused the remaining difference.

Liquidity and Capital Resources

At June 30, 2005, we had $716,397 in cash as compared to $790,406 at December 31, 2004.

Recently Issued Accounting Pronouncements

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective in the first quarter of 2006. The Company does not believe that the adoption of SFAS No.123(R) will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2005 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

None.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2005 the Company has no market sensitive assets or liabilities.

Item 3.  Controls And Procedures

(a) Information required by Item 307

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our financial statements.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable the defendants to conduct their defense. This motion was denied on May 5, 2005 and defendants have filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. Discovery is substantially complete and the preparation and filing of dispositive motions has begun an appropriate response.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 15th Day of August 2005.



                                       SUNSHINE PCS CORPORATION

                                       By: /s/ David S. Ahl
                                           -------------------------------------
                                           David S. Ahl
                                           Chief Executive Officer

                                                                    Exhibit 31.1

           Rule 13a-14(a) Certification of the Chief Executive Officer

I, David Ahl, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sunshine PCS Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 15, 2005


/s/ David S. Ahl
----------------
David S. Ahl
Chief Executive Officer

                                                                    Exhibit 31.2

        Rule 13a-14(a) Certification of the Principal Accounting Officer

I, Robert E. Dolan, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sunshine PCS Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 15, 2005

/s/ Robert E. Dolan
-------------------
Robert E. Dolan
Chief  Financial Officer

                                                                    Exhibit 32.1


                        CERTIFICATION OF CEO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report on Form 10-QSB of Sunshine PCS Corporation (the "Company") for the six months ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David S. Ahl, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ David S. Ahl
                                                ----------------
                                                Name: David S. Ahl
                                                Title: Chief Executive Officer
Date: August 15, 2005

                                                                    Exhibit 32.2


            CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report on Form 10-QSB of Sunshine PCS Corporation (the "Company") for the three months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert E. Dolan, as Principal Accounting Officer of the Company, hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                 /s/ Robert E. Dolan
                                                 -------------------
                                                  Name: Robert E. Dolan
                                                  Title: Chief Financial Officer
Date:  August 15, 2005