Form 10QSB
period 2005-09-30
SUNSHINE PCS CORP
filed 2005-11-14
CIK 1128735

Microsoft Word 10.0.6754;SWDocID342643-2



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number               333-8234
                      ----------------------------------------



                            Sunshine PCS Corporation
                            ------------------------

        (Exact name of small business issuer as specified in its charter)


        Delaware                                             30-0076986
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)



                      65 Highland Road, Rye New York 10580
                      ------------------------------------
                    (Address of principal executive offices)

                                 (914) 967-3285
                                 --------------
                           (Issuer's telephone number)

     ----------------------------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report)


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of November 1, 2005, was 4,588,653.

Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )


================================================================================

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets:

  -      September 30, 2005

  -      December 31, 2004

Statements of Operations:

  -      Three and nine months ended September 30, 2005 and 2004

Statements of Cash Flows:

-        Nine months ended September 30, 2005 and 2004

  Notes to Financial Statements


Item 2.  Management's Discussion and Analysis

Item 3.  Controls and Procedures

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                                 Balance Sheets
                                   (Unaudited)


                                                                      September 30,            December 31,
                                                                           2005                   2004
                                                                    -------------------     ---------------

Assets
Cash and cash equivalents                                                    $ 708,198        $     790,406
Other Assets                                                                     4,893                6,093
                                                                    -------------------     ---------------
Total Assets                                                                 $ 713,091        $     796,499
                                                                    ===================     ===============

Liabilities and stockholders' equity
Accounts payable and accrued expenses                                        $  99,000        $     132,291

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653
shares outstanding at September 30, 2005 and December 31, 2004                      --                   --
Class B: No par value; authorized shares-9,000,000; no shares
outstanding at September 30, 2005 and December 31, 2004.                            --                   --
Additional paid-in capital                                                 80,514,012            80,514,012
Accumulated deficit                                                       (79,899,921)         (79,849,804)
                                                                    -------------------     ---------------
     Total stockholders' equity                                                614,090              664,208
                                                                    -------------------     ---------------
Total liabilities and stockholders' equity                                   $ 713,091        $     796,499
                                                                    ===================     ===============

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                                   (Unaudited)


                                           Three months ended September 30,        Nine months ended September 30,
                                               2005                2004               2005                2004
                                               ----                ----               ----                ----

Interest income                               $      5,144           $   2,039        $    13,505           $  13,178
Other (expenses) Income                           (21,935)              23,915           (65,614)              33,747
                                         ------------------ ------------------- ------------------ -------------------
    Net profit (loss)                         $   (16,791)           $  25,954        $  (52,109)           $  46,925
                                         ================== =================== ================== ===================
Basic and diluted loss per common share
                                              $     (0.00)           $    0.01        $   (0.01)            $    0.01
                                         ================== =================== ================== ===================
Weighted average shares used in basic
computation and diluted                          4,588,653           4,588,653         4,588,653            4,588,653
                                         ================== =================== ================== ===================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine months ended September 30,
                                                                              2005                2004
                                                                              ----                ----

Operating activities
Net income (loss)                                                       $      (52,109)       $     46,925
Adjustments  to  reconcile  net  income  (loss)  to  cash
(used  in)  operating activities:
Compensation expense relating to executive's stock options                                          17,506
Decrease in accounts payable and accrued expenses                              (33,291)        (1,110,491)
Decrease in other assets                                                          1,200              -
                                                                        ------------------ -------------------
      Net cash used in operating activities                                    (84,200)        (1,046,060)
Financing activities
Cash distribution to stockholders                                                 1,992        (3,811,313)
                                                                        ------------------ -------------------
      Net cash used by financing activities                                       1,992        (3,811,313)
                                                                        ------------------ -------------------
Net change in cash                                                              (82,208)       (4,857,373)
Cash and cash equivalents at beginning of period                                 790,406         5,722,523
                                                                        ------------------ -------------------
   Cash and cash equivalents at end of period                           $        708,198      $    865,150
                                                                        ================== ===================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                    Notes to Financial Statements (unaudited)

                               September 30, 2005

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting for Stock Issued to Employees" and consequently no expense was recognized as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect or Net Income (Loss) for the three and nine month period ended September 30, 2005 and 2004 would have been as follows:


                                                      Three Months Ended September        Nine Months Ended September
                                                                  30,                                30,
                                                    ------------------------------        ---------------------------
                                                          2005             2004              2005             2004
                                                    --------------   -------------        -----------      ----------

Net profit (loss) as reported                         $  (16,791)     $   25,954          $   (52,109)      $  46,925

Total stock-based employee compensation expense
determined under fair value based method for all
awards                                                        --              --                   --         (1,233)
                                                    --------------   -------------        -----------      -----------
                                                      $  (16,791)    $   25,954           $  (52,109)       $  45,692
Pro forma income (loss) applicable to common shares ==============   =============        ===========      ===========
Basic and diluted loss per common share:

 As reported                                          $    (0.00)     $    0.01           $    (0.01)       $    0.01

Pro forma                                             $    (0.00)     $    0.01           $    (0.01)       $    0.01


The Company has outstanding an option for the issuance of 50,000 shares of its Class A Common Stock, with an exercise price of $2.50 per share and an expiration date of January 18, 2007.

Income Taxes

During the nine months ended September 30, 2005, the Company recorded a combined federal and state tax benefit of approximately $20,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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


In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1st, 2006.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The adoption of SFAS No.123(R) did not have a material impact on the Company's financial statements.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have both appealed the decision and requested a final agency action in order to seek review under the Administrative Procedures Act. Factual discovery is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resales of licenses, the court ruled that such damages were not permissible.

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

Results of Operations

In the third quarter of 2005, our net loss was $16,791 as compared to a net profit of $25,954 recorded during the three months ended September 30, 2004. During the nine months ended September 30, 2005, our net loss was $52,109 as compared to net income of $46,925 for the nine months ended September 30, 2004. The 2004 profits were due to settlement of certain lease obligation at less than the recorded value.

In the third quarter of 2005 our interest income was $5,144 as compared $2,039 recorded during the three months ended September 30, 2004, primarily due to higher interest rates for United States Treasury obligations, the company's primary asset. During the nine months ended September 30, 2005, the Company recorded $13,505 of interest income as compared to $13,178 for the nine months ended September 30, 2004. During the first three quarters of 2004, the Company had higher average invested cash balances as compared to the nine months ended September 30, 2005. On March 17, 2004, the Company paid $3.8 million in cash distributions to its shareholders.

Other expenses were $21,935 (which primarily includes professional fees and other costs associated with being a public company) during the three months ended September 30, 2005, as compared to income of $23,915 recorded during the three month period ended September 30, 2004. During the three months ended September 30, 2004, the Company recorded a reduction in expenses of $47,862 ($157,776 for the nine months ended September 30, 2004) which related a negotiated settlement of certain lease obligations of the Company. Such amounts represent the difference between the amounts that were paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use. Other than this expense reduction, other expenses were $23,947 during the three months ended September 30, 2004, as compared to aforementioned $21,935 recorded during the three-month period ended September 30, 2005. Other expenses were $65,614 during the nine months ended September 30, 2005, as compared to income of $33,747 recorded during the nine month period ended September 2004. Other than $157,776 of reduced expenses as a result of negotiated lease settlements, other expenses were $124,029, during the nine months ended September 30, 2004. Higher professional fees incurred during 2004 caused the remaining differences. Also during the first quarter of 2004 the Company recorded $17,506 of expenses associated with the vesting of options granted to the CEO. No further expense will be recorded in connection with the options, as they are now fully vested.

Liquidity and Capital Resources

At September 30, 2005, we had $708,198 in cash as compared to $790,406 at December 31, 2004.

Recently Issued Accounting Pronouncements


In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.


In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1, 2006.

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

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2005 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

None.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2005 the Company has no market sensitive assets or liabilities.

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

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have both appealed the decision and requested a final agency action in order to seek review under the Administrative Procedures Act. Factual discovery is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resales of licenses, the court ruled that such damages were not permissible.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of New York, State of New York on the 14th Day of November, 2005.



                                                SUNSHINE PCS CORPORATION

                                                By: /s/ David S. Ahl
                                                --------------------
                                                     David S. Ahl
                                                     Chief Executive Officer