Form 10KSB
period 2005-12-31
SUNSHINE PCS CORP
filed 2006-04-03
CIK 1128735

SWDocID416823-1


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

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

        Registrant's telephone number,  including area code: (914-967-3285)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes_X__ No ___

     The issuer's revenues for the fiscal year ended December 31, 2005 were $0.

         As of March 15, 2006, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US $359,000, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

     The number of shares of the Registrant's Class A Common Stock issued and outstanding as of March 15, 2006 was 4,588,653.


================================================================================

                            SUNSHINE PCS CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.

Item 1.   Description of Business                                          3

Item 2.   Description of Properties                                        4

Item 3.   Legal Proceedings                                                4-5

Item 4.   Submission of Matters To a Vote of Security Holders              5

Item 5.   Market For Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities             5-6

Item 6.   Management's Discussion and Analysis or Plan of Operation        6-8

Item 7.   Financial Statements                                             8-20

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         20

Item 8A.  Controls and Procedures                                          20

Item 8B.  Other Information                                                21

Item 9.   Directors and Executive Officers of the Registrant               22

Item 10.  Executive Compensation                                           22-23

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       23

Item 12.  Certain Relationships and Related Transactions                   23-25

Item 13.  Exhibits, List and Reports on Form 8-K                           25-26

Item 14.  Principal Accountant Fees and Services                           26-27

                                     PART I

Item 1.  Description of Business

         Prior to December 31, 2003, we, Sunshine PCS Corporation ("Sunshine") were in the business of developing our three personal communication services licenses in Florida. As described in more detail below, at that date we sold all of our licenses and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of our PCS licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage.

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

         On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. Pursuant to the sale agreement, we have agreed to the customary indemnification of Cingular Wireless, including indemnification for losses, if any, resulting from certain regulatory matters (see "Regulatory Matters" below) and losses resulting from the "qui tam" lawsuit that is described in "Item 3. Legal Proceedings." In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made cash distribution of $0.83 per share on our outstanding Class A Common Stock.

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

Item 3.  Legal Proceedings

         We along with Fortunet Communications, L.P., our predecessor-in-interest; as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder; Karen E. Johnson, our former Chief Executive Officer; and Lynch Interactive Corporation ("Interactive"); among others; have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001, and the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

         The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent resale of licenses, in each case prior to trebling.

         We were formally served with the complaint in July 2002. At that time, the U.S. Department of Justice notified the court that it was declining to intervene in the case. In September 2002, we joined Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On September 30, 2003, the Court granted our motion to transfer the action.

         In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants appealed. In February 2006, the defendants and the FCC reached an agreement granting defendants discovery of certain documents and other evidentiary materials. Factual discovery against defendants is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resale of licenses, the court ruled that such damages were not permissible.

   On March 7, 2006, the U.S. Department of Justice petitioned the court to allow it to intervene in the case. On March 8, 2006, the court allowed the U.S. Department of Justice to file a motion supporting its petition. On March 20, 2006, the U.S. Department of Justice filed the motion and their complaint and oral arguments are scheduled for April 19, 2006. The case had been tentatively scheduled for trial in June 2006 but the trial may be delayed due to the government's request for intervention and related issues.

         We strongly believe that this lawsuit is completely without merit and that relator's damage computation is without basis, and we intend to vigorously defend against the suit. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

         To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees we have paid and accrued under the indemnification provisions of the agreement of the sale our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to us. We are currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements

Item 4.  Submission of Matters To a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market For Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

         The Class A common stock trades on the over-the-counter market, under the symbol: SNSHA.PK. The following table sets forth the high and low closing prices of the Class A common stock for the periods indicated, as reported by published sources.

                                                   Low         High
                                                   ----------- -----------
2005 Fiscal Year:
  First Quarter                                    $  .105     $   .13
  Second Quarter                                   $  .105     $   .11
  Third Quarter                                    $  .11      $   .13
  Fourth Quarter                                   $  .1125    $   .15



                                                   Low         High
                                                   ----------- -----------
2004 Fiscal Year:
  First Quarter                                    $  0.05     $  1.04
  Second Quarter                                   $  0.09     $  0.15
  Third Quarter                                    $  0.09     $  0.11
  Fourth Quarter                                   $  0.10     $  0.14

         As of March 10, 2006, there were approximately 740 holders of record of our Class A common stock.

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

Sale of Licenses

         On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made cash distribution of $0.83 per share on our outstanding Class A Common Stock. During 2004, we disposed of all equipment related to providing PCS service and wound down our Florida operations. Since the sale of our PCS licenses and wind down of our Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage.

         We are continuing to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

Results of Operations

         During the year ended December 31, 2005, our net loss was approximately $80,000 as compared to net loss of approximately $40,000 for the year ended December 31, 2004.

         During  the  year  ended  December  31,  2005,  the  Company   incurred
approximately $100,000 of Expenses, which primarily consist of accounting and other professional fees associated with maintaining a public company status.

         During the year ended December 31, 2004, the Company recorded approximately $58,000 in Expenses. Such amount was reduced by approximately $158,000 as a result of a negotiated settlement of certain lease obligations of the Company at less than their recorded liability amount. The approximately $158,000 represents the difference between the amount that was paid, in final settlement, and the amount accrued by the Company on the date the leases were of no further use, December 31, 2003. Accordingly, prior to the reduction in expenses due to the settlement of the lease obligation of approximately $158,000, the Company incurred expenses of approximately $216,000, which primarily consisted of accounting and legal fees, as compared to the approximately $100,000 of expenses incurred in 2005.

         Investment income was approximately $19,000 in 2005; as compared to approximately $18,000 in 2004 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Liquidity and Capital Resources

         At December 31, 2005, we had approximately $691,000 in cash as compared to approximately $790,000 at December 31, 2004.

         On March 2, 2004, we declared a cash distribution of $0.83 per share on our Class A common stock totaling approximately $3.8 million. In addition, the Company paid approximately $0.5 million of accrued Director Compensation, discussed above, and other accruals and expenses relating to the sale of the PCS licenses to Cingular.

         Pursuant to the sale agreement with Cingular Wireless, we agreed to the customary indemnifications, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Item 3, above. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," the Company recorded a liability of $40,000 which represented the Company's best estimate of the fair value of such indemnification.

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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company's financial statements.

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

Quantative and Qualitative Analysis of Market Risk

         The Company is minimally exposed to changes in market risk because as of December 31, 2005 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

         None.

Item 7.  Financial Statements

                                      INDEX
                            Sunshine PCS Corporation


Report of Independent Registered Public Accounting firm................  9

Balance Sheets at December 31, 2005 and 2004...........................  10

Statements of Operations for the years ended
December 31, 2005 and 2004.............................................  11

Statement of Changes in Stockholders'
Equity for the years ended December 31, 2005 and 2004..................  12

Statements of Cash Flows for the years ended
December 31, 2005 and 2004.............................................  13

Notes to Financial Statements..........................................  14-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine PCS Corporation
New York, New York

     We have audited the accompanying balance sheet of Sunshine PCS Corporation (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2004 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------

New York, New York
March 31, 2005



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Sunshine PCS Corporation

     We have audited the accompanying balance sheet of Sunshine PCS Corporation as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine PCS Corporation at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
----------------------

Boca Raton, Florida
March 4, 2006, except for Note 8, which is dated March 20, 2006.

                            Sunshine PCS Corporation
                                 Balance Sheets
                        As of December 31, 2005 and 2004




                                                                                      2005                2004

Assets

Cash and cash equivalents...................................................     $       691,920   $        790,406
Other Assets...............................................................               4,842             6,093
                                                                                ---------------- -----------------
  Total Assets.............................................................      $       696,762   $        796,499
                                                                                ================ =================

Liabilities and stockholders' equity

Liabilities

Accounts payable and accrued expenses......................................      $       111,100   $        132,291

Stockholders' equity

Contingencies and commitments

Class A:  no par value Authorized shares-20,000,000; 4,588,653
shares issued and outstanding at December 31, 2005 and 2004.....................     --                  --
Class B:  no par value Authorized shares-9,000,000; no shares
outstanding at December 31, 2005 and 2004......................................      --                  --
Additional paid-in capital.................................................          80,514,012       80,514,012
Accumulated deficit .......................................................        (79,928,350)     (79,849,804)
                                                                                ---------------- ----------------
  Stockholders' equity.....................................................             585,662          664,208
                                                                                ---------------- ----------------
  Total liabilities and stockholders' equity...............................         $   696,762      $   796,499
                                                                                ================ ================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                 For the Years Ended December 31, 2005 and 2004



                                                2005                2004

Interest income.....................           $     19,692       $      18,070
Expenses:
    Professional Fees...............               (38,064)           (185,560)
    General and administrative expenses            (62,064)            (30,645)
    Reversal of lease liability                         - -             157,776
                                         ------------------- -------------------
        Total expenses                            (100,098)            (58,429)
                                         ------------------- -------------------
Net loss............................               (80,406)            (40,359)
                                         ------------------- -------------------
Basic and diluted loss per common share         $    (0.02)        $     (0.01)
                                         =================== ===================
Weighted average shares used in basic
computation.........................              4,588,653           4,588,653
                                         =================== ===================

See accompanying notes to financial statements

                            Sunshine PCS Corporation
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004


                                                                              Additional
                          Shares of Common Stock                                paid-in       Accumulated   Stockholders'
                                Outstanding              Common stock           capital         deficit         equity
                         --------------------------  ----------------------  -------------   -------------   ---------------
                           Class A      Class B       Class A     Class B
                         ------------  ------------  ----------  ----------  -------------   -------------   ---------------


Balance at January 1,
2004                       4,588,653           --       $ --       $ --        $80,496,506   $(75,998,132)      $ 4,498,374
Cash distribution to                                                                    --     (3,811,313)      (3,811,313)
Stockholders
Net loss                                                                                --        (40,359)         (40,359)
Stock based
compensation                                                                        17,506              --           17,506
                         ------------  ------------  ----------  ----------   ------------   -------------   ---------------
Balance at December
31, 2004                   4,588,653           --         --         --         80,514,012    (79,849,804)          664,208
                         ------------  ------------  ----------  ----------   ------------   -------------   ---------------
Return of excess cash
distribution to
Stockholders                                                                                         1,860            1,860
Net loss                                                                                          (80,406)         (80,406)
                         ------------  ------------  ----------  -----------  ------------   -------------   ---------------
Balance at December
31, 2005                   4,588,653           --       $ --       $ --        $80,514,012    $(79,928,350)       $ 585,662
                         ============  ============  ==========  ===========  =============  ==============  ===============


         See accompanying notes to financial statement

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                 For the Years ended December 31, 2005 and 2004

                                              2005               2004
                                         ---------------- -------------------
Operating activities
Net loss................................  $     (80,406)   $      (40,359)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock based compensation ...............
                                                     --              17,506
Decrease in accounts payable and
accrued expenses........................        (21,191)        (1,091,858)
Decrease (increase) in other assets                1,251            (6,093)
                                         ---------------- -------------------
Net cash used in operating
activities..............................       (100,346)        (1,120,804)

Investing activities
Net cash provided by (used in)
investing activities....................             --                  --
                                         ---------------- -------------------

Financing activities
Cash distribution to Stockholders                    --         (3,811,313)
Return of excess cash distribution to
Stockholders                                       1,860                 --
                                         ---------------- -------------------
Net cash provided by (used in)
financing activities....................           1,860         (3,811,313)
                                         ---------------- -------------------

Net change in cash......................        (98,486)         (4,932,117)
Cash and cash equivalents at
beginning of year.......................         790,406           5,722,523
                                         ---------------- -------------------
Cash and cash equivalents at end of
year....................................        $691,920            $790,406
                                         ================ ===================

Supplemental cash flow information:
Interest paid                                     $--                 $--
Income taxes paid                                 $--                 $--


See accompanying notes to financial statements

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                December 31, 2005

1.  Background

         On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired all of Sunshine PCS Corporation's ("Sunshine") three personal communications services licenses for total net proceeds of $13.6 million. During 2003, the Company recorded an $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million). Also during 2003, the Company accrued $0.5 million for Director Compensation that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. This amount was paid in 2004.

         Pursuant to the sale agreement, we agreed to the customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Note 6. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," the Company recorded a liability of $40,000 which represented the Company's best estimate of the fair value of such indemnification.

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

         On receipt of the FCC approval, all of our three classes of preferred stock became mandatorily redeemable and, under SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," therefore, a liability of the Company. Because of the related party nature of this transaction, the difference between the carrying value of the preferred stock and the amount paid was recorded as an increase to additional paid in capital.

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

Cash Equivalents

         The Company considers highly liquid investments with an original maturity of less than three months as cash equivalents. Cash and Cash Equivalents are invested in United States Treasury money market funds for which an affiliate of the Company serves as the investment manager.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. Management believes the financial risks associated with these financial instruments are minimal.

          The Company maintains its cash in bank deposit accounts that are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2005 and 2004, balances in these accounts never exceeded $100,000.

         Accounts held at United States Treasury money market funds, which are not guaranteed by the FDIC or insured by the Securities Investor Protection Corporation, were approximately $680,000 and $780,000 at December 31, 2005 and 2004, respectively.

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

Fair Values of Financial Instruments

         The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. All financial instruments are accounted for on a historical cost basis, which approximates fair value given the short-term nature of these instruments.

Stock Options

         The Company accounts for stock options issued to directors under the provisions of APB 25 "Accounting Stock Issued to Employees" and consequently the Company recognized no expense as the options were issued above their fair market value at the date of the grant. If these options had been accounted for under the provisions of FAS 123 "Accounting for Stock-Based Compensation" utilizing the Black-Scholes Option Pricing Model as the way to calculate the fair market value, the effect Net Loss for the years ending December 31, 2005 and 2004 would have been as follows:

                                                     2005               2004
                                                -------------       ------------
  Net loss as reported.........                 $    (80,406)        $ (40,359)
  Add (deduct):
  Total stock-based employee compensation
  (expense) income determined under fair
  value based method for all awards                      - -            (1,233)
                                               --------------       ------------
  Pro forma net loss...........                      (80,406)          (41,592)
                                               ==============       ============
  Basic and diluted loss per common share:
  As reported:
  Basic........................                 $    (0.02)         $     (0.01)
  Diluted......................                 $    (0.02)         $     (0.01)
  Pro forma:
  Basic........................                 $    (0.02)         $     (0.01)
  Diluted......................                 $    (0.02)         $     (0.01)


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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company's financial statements.

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

3.       Income Taxes

         Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities.

Valuation allowances have been provided for deferred tax assets of approximately $1.5 million at both December 31, 2005 and 2004 respectively, as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.6 million of net federal operating tax loss carry forwards, generated in 2001 through 2005, expiring in the years 2021 through 2025. In addition, the Company has approximately $4.9 million of state net operating loss carry forwards expiring in the years 2021 through 2024. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

         Cumulative temporary differences at December 31, 2005 and 2004 are as follows (amounts rounded):

                                       December 31, 2005       December 31, 2004
                                       --------------------   ------------------
Deferred tax assets:
Net operating losses................   $       1,399,000      $       1,369,000
Other...............................           107,000                  107,000
                                       --------------------   ------------------
                                              1,506,000               1,476,000
Valuation allowance.................        (1,506,000)             (1,476,000)
                                       $               -       $              -
                                       ====================  ===================

         Income tax provision (benefit) for the years ended December 31, 2005 and 2004, is comprised of (amounts rounded):

                                      2005                   2004
                                 -----------------      ---------------
Current income tax benefit                     --                  --
Deferred income tax benefit             ($30,000)           ($23,000)
Valuation allowance                        30,000              23,000
                                 -----------------      ---------------
  Income tax benefit                 $         --         $        --
                                 =================      ===============


         The reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2005 and 2004, and the amount computed by applying the statutory federal income tax rate to net loss is as follows (amounts rounded):

                                                       2005               2004
                                                    -----------       ----------
Tax benefit provision at statutory rate ......      $  (27,000)      $ (14,000)
State taxes, net of federal benefit...........          (3,000)         (1,000)
Increase in valuation allowance...............           30,000          23,000
Other                                                                   (8,000)
                                                    -----------       ----------
                                                    $       --       $      --

                                                    ===========      ===========

4.  Loss Per Share

         The loss per share has been calculated based on actual number of shares outstanding. Warrants options and the convertible preferred have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share.

5.  Management Services Agreement

         As of May 1, 2001, the Company entered into an agreement with Gray Florida Holdings Inc., dba GrayLink Wireless, Inc. (whose President, Robert Chomat, served as the Company's Chief Operating Officer) to provide management services to the Company. The agreement calls for payment of $125,000 for services rendered during 2001 and $200,000 for services rendered in 2002. As of January 1, 2003, the fees were reduced to $25,000 and a $100,000 payment upon a liquidity event, due to a lower level of required service. As of December 31, 2003, the Company had an amount payable of $242,000 under this agreement, which it paid in full in 2004.

6.  Lease Commitment

         The Company had entered into leases covering antenna space on four towers (total rental expenses for the year ended December 31, 2003, was $110,401). The leases called for monthly payments totaling $9,280 per month. The leases had a minimum term of five years and were subject to annual escalation clauses. As of December 31, 2003, the Company had no further use for these leases and accrued the $303,000 remaining liability under the lease. During 2004, the Company negotiated a full settlement of all of their lease obligations and the difference between the liability recorded of $303,000 and its settlement amount paid during 2004, was recorded as a reduction of expenses of $158,000 during the year ending December 31, 2004.

7.       Stock Options

         As compensation for their services as members of the Board of Directors, on February 14, 2001, which was prior to a public trading market for our stock, Sunshine granted its directors options to purchase 150,000 shares. In addition, it granted its non-employee Chief Executive Officer options for 130,000 shares. All of options are to purchase shares of Class A Common Stock at $.75 per share. . Such options vested over a three-year period from the date of grant and expire five years from the date of grant, February 13, 2006.

         As of May 1, 2001, Sunshine granted to its Chief Operating Officer options to purchase 306,819 shares of its Class A common stock at $1.50 per share. Fifty percent of such options vested on Sunshine's meeting its first FCC mandated build-out requirement, which occurred on August 31, 2001, and the remaining 50% vested on the sale of the licenses. In 2004, these options were cancelled.

         On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expires in five years, January 18, 2007.

8.       Litigation

         The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation ("Interactive"), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001, and the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

         The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent resale of licenses, in each case prior to trebling.

         We were formally served with the complaint in July 2002. At that time, the U.S. Department of Justice notified the court that it was declining to intervene in the case. In September 2002, we joined Lynch Interactive and certain other defendants in filing two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On September 30, 2003, the Court granted our motion to transfer the action.

         In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants appealed. In February 2006, the defendants and the FCC reached an agreement granting defendants discovery of certain documents and other evidentiary materials. Factual discovery against defendants is substantially complete and both relator and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resale of licenses, the court ruled that such damages were not permissible.

   On March 7, 2006, the U.S. Department of Justice petitioned the court to allow it to intervene in the case. On March 8, 2006, the court allowed the U.S. Department of Justice to file a motion supporting its petition. On March 20, 2006, the U.S. Department of Justice filed the motion and their complaint and oral arguments are scheduled for April 19, 2006. The case had been tentatively scheduled for trial in June 2006 but the trial may be delayed due to the government's request for intervention and related issues.

         We strongly believe that this lawsuit is completely without merit and that relator's damage computation is without basis, and are intend to vigorously defending the suit. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. We do not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

         To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees we have paid and accrued under the indemnification provisions of the agreement of the sale our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. While no agreement currently exists on the allocation of such legal fees among the defendants, some costs may be allocated to the Company. The Company is currently unable to estimate the amount of such costs and there is no accrual for such costs in the accompanying financial statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         See our Current Report on Form 8-K filed on January 27, 2006.

         There were no disagreements with our independent registered public accountants over this period.

Item 8A.  Controls and Procedures

         (a) Information required by Item 307

         Evaluation of disclosure controls and procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         (b) Information required by Item 308

         None.

Item 8B.  Other Information

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, business address; present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 24, 2006 or our executive officers and directors. Members of the board are elected and serve for one-year terms or until there successors are elected and qualify.

      Name                         Age                           Position
-----------------          -------------------           -----------------------
  David S.  Ahl                    59                      Class B director(1)
  Robert E.  Dolan                 54                      Class A director(1)
                                                           and Assistant
                                                           Secretary

(1) The Class B directors together have three votes and the Class A directors together have two votes.

     David S. Ahl has been Chief Executive Officer since June 2004 and has been a Class B director since November 2000. Mr. Ahl is a marketer of start-up entities. Mr. Ahl first gained experience in this field as a promotional director for Young and Rubicam, Inc. from 1984 to 1992. Mr. Ahl co-founded and helped manage Advance Retail Marketing, a company that markets coupons for supermarkets, from 1992 to 1994. Mr. Ahl then served as a general manager of Direct Media, the world's largest mailing list brokerage and management company, from 1994 to 1998. After leaving Direct Media in 1998, Mr. Ahl served as an independent marketing consultant for GE Capital, AdKnowledge and CatalogCity.com. In 1999, Mr. Ahl became the head of Client Services for Message Media, an e-mail publishing company.

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

Item 10.  Executive Compensation

         The following table sets forth all compensation awarded to our Chief Executive Officer during the fiscal year ended December 31, 2003. No other executive officer received compensation in excess of $100,000 during fiscal year 2004 and 2005.



                                                          Annual Compensation
                                  ---------------------------------------------------------------------------

                                                                                              Other Annual
Name and Principal Position           Year        Salary ($)            Bonus ($)         Compensation ($)(1)
----------------------------      ----------   --------------      ----------------     -----------------------

David S. Ahl                          2003            --                $150,000                   --
      Chief Executive Officer

 Karen E. Johnson                     2003            --                $300,000                   --
     Chief Executive Officer(2)

(1) Perquisites and other personal benefits, securities or property to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2)  Resigned June 17, 2004


Options Outstanding

         We did not grant any stock options for fiscal year ended December 31, 2005. During As compensation for their services as members of the Board of Directors, in February 2001 each Board member was granted options to purchase 50,000 shares of Class A common stock at an exercise price of $.75 per share. These options are exercisable in full commencing February 14, 2004 and expired on February 13, 2006.

Directors Compensation

None

Employment Contracts

None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information concerning ownership of our common stock as of March 10, 2006 each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 65 Highland Road, Rye, New York 10580.


                                                        Shares       Percentage
                                                      -------------  -----------
Fortunet Wireless Communications Corporation.........    767,328        16.7%
Victoria G. Kane(2)..................................    767,328        16.7%
Mario J.  Gabelli(3).................................    829,981(4)     18.1%
Lynch Interactive Corporation(5).....................    294,217         6.4%
Robert E.  Dolan.....................................        525(6)      *
All Directors and Executive Officers as a
Group (4 in total)......                                     525         *

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

31.2   Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1   Section 1350 Certification of the Chief Executive Officer

32.2   Section 1350 Certification of the Principal Accounting Officer

Item 14. Principal Accountant Fees and Services.

         Audit Fees

         The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of the Company's 2004 financial statements was $26,500 and the estimate aggregate fees to Daszkal Bolton LLP for professional fees rendered for the audit of the Company's 2005 financial statements is $17,500. The aggregate fees billed by Deloitte & Touche for professional services rendered for their review of the financial statements included in the Company's Forms 10-Q was $18,600 for 2005 and $16,250 for 2004.

Audit-Related Fees

         The aggregate fees billed by Daszkal Bolton LLP and Deloitte & Touche for assurance and related services for 2005 and 2004 that are reasonably related to the performance of the audit of the Company's 2005 and 2004 financial statements and not reported as audit fees above was $2,500 for Daszkal Bolton LLP in 2005 and $0 for Deloitte & Touche in 2004.

Tax Fees


         No fees were billed by Daszkal Bolton LLP or Deloitte & Touche for 2005 or 2004 The aggregate fees billed by Deloitte & Touche for tax compliance, tax advice, and tax planning.

All Other Fees

     No fees were billed by Daszkal Bolton LLP or Deloitte & Touche for 2005 or 2004 for services other than as set forth above.

Board's Pre-Approval Policies and Procedures

         The Board of Directors has established a pre-approval procedure with respect to the provision of services other than audit by its independent auditor. For the fiscal years ended 2005 and 2004, the Board of Directors considered that the provisions of all non-audit services were compatible with maintaining the independence of its independent auditor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 31st day of March, 2006.

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



    Signature                     Title                             Date
    ---------                     ------                            -----

  /s/ David S. Ahl           Chairman of the Board, Chief       March 31, 2006
  -------------------        Executive Officer
   David S. Ahl

  /s/ Robert E. Dolan        Director and Assistant Secretary   March 31, 2006
  -------------------
  Robert E. Dolan