Form 10QSB
period 2006-03-31
SUNSHINE PCS CORP
filed 2006-05-17
CIK 1128735

Microsoft Word 11.0.6502;SWDocID342643-2


================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number                    333-8234
                        ---------------------------------------------



                            Sunshine PCS Corporation

        (Exact name of small business issuer as specified in its charter)


        Delaware                                           30-0076986
-----------------------                              -------------------------
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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of May 15, 2006, was 4,588,653.

Transitional Small Business Disclosure Format (Check one):  Yes (  )  No (X )


================================================================================

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets:

  -      March  31, 2006

  -      December 31, 2005

Statements of Operations:

  -      Three months ended March  31, 2006 and 2005

Statements of Cash Flows:

  -      Three  months ended March  31, 2006 and 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 4.  Legal Proceedings

Item  5. Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

Item 1.  Financial Statements
                            Sunshine PCS Corporation
                                 Balance Sheets
                                   (Unaudited)


                                                                                    March 31,          December 31,
                                                                                       2006                2005
                                                                                   ------------         ------------

Assets
Cash and cash equivalents                                                                $ 634,165     $        691,920
Other Assets                                                                                 4,442                4,842
                                                                                ------------------- --------------------
Total Assets                                                                             $ 638,607     $        696,762
                                                                                =================== ====================

Liabilities and stockholders' equity
Accounts payable and accrued expenses                                                    $  75,217     $        111,100

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653
shares outstanding at March 31, 2006 and December 31, 2005                                    --                   --
Class B: No par value; authorized shares-9,000,000; no shares
outstanding at March 31, 2006 and December 31, 2005.                                          --                   --
Additional paid-in capital                                                              80,514,012           80,514,012
Accumulated deficit                                                                   (79,950,622)         (79,928,350)
                                                                                ------------------- --------------------
     Total stockholders' equity                                                            563,390              585,662
                                                                                ------------------- --------------------
Total liabilities and stockholders' equity                                             $   638,607     $        696,762
                                                                                =================== ====================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                                   (Unaudited)


                                            Three months ended March 31,
                                               2006              2005
                                               ----              ----

Interest income                               6,365              3,637

Expenses:
  Professional Fees                          (13,142)           (7,264)
  General & Administrative expenses          (15,495)          (16,116)

                                         ------------------ ----------------
Net loss before income tax expense        $  (22,272)       $  (19,743)
                                         ------------------ ----------------

Income tax expense                              --                --

Net Loss                                     (22,272)          (19,743)
                                         ------------------ ----------------

Basic and diluted loss per common
share                                     $   (0.00)         $  (0.00)
Weighted average shares used in basic
computation                                4,588,653          4,588,653

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                                       Three months ended March 31,
                                                                         2006               2005
                                                                         ----               ----

Operating activities
Net loss                                                              $ (22,272)         $ (19,743)
Adjustments to reconcile net loss to net cash used
in operating activities:
Decrease in other assets                                                    400                400
(Decrease) increase in accounts payable and accrued expenses            (35,883)             6,226
                                                                     -------------    -------------
      Net cash used in operating activities                             (57,755)           (13,117)
                                                                    --------------    -------------
Investing activities:
      Net cash used in investing activities                                 --                --
                                                                    --------------    -------------
Financing activities:
      Net cash used in financing activities                                 --                --
                                                                    --------------    -------------
Net change in cash                                                      (57,755)           (13,117)
Cash and cash equivalents at beginning of period                        691,920            790,406
Cash and cash equivalents at end of period                             $634,165          $ 777,289
                                                                    ==============    =============


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                 March 31, 2006

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and of Regulation SB. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

During the three months ended March 31, 2006, the Company recorded a combined federal and state tax benefit of approximately $9,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Recently Issued Accounting Pronouncements


In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) was effective on January 1, 2006. The adoption of SFAS No.123(R) did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

2.  Litigation

The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation ("Interactive"), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001, and the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if they are successful.

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

In November 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants to enable them to conduct their defense. This motion was denied in May 2005 and defendants appealed. In January 2006, the defendants and the FCC reached an agreement granting defendants discovery of certain documents and other evidentiary materials. Factual discovery against defendants is substantially complete and both relator and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment on the issue of damages based on resales of licenses, the court ruled that such damages were not allowed under the False Claims Act. Initially, in 2001, the Department of Justice notified the court that it would not intervene in the case. However, in response to the judge's above-described November 2005 ruling, the DOJ recently, in March 2006, petitioned to be allowed to intervene. The case had been tentatively scheduled for trial in June 2006 but any trial may be delayed due to the government's intervention petition and related issues.

While Sunshine believes it has meritorious defenses and has contested the case vigorously, it and the other defendants are involved in serious settlement negotiations in order to avoid the further costs and uncertainties associated with a trial and possible subsequent appeals. It is anticipated that any such settlement could have a substantial adverse effect on the Company and its financial condition. The defendants have not agreed among themselves as to the share of litigation costs (including settlement costs or judgment amounts) each defendant should ultimately bear. To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees we have paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. Two other defendants thus far have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to obtain reimbursement from the Company for part or all of their defense, settlement, or judgment costs. While management believes that it would be able to satisfy the Company's obligations under such a potential settlement with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of any settlement, particularly given the substantial alleged damages and the number of defendants involved, the Company cannot predict what the eventual loss or range of loss could be, and as a result, the Company has not reserved any amounts for additional defense, settlement or judgment costs in connection with this case.

The Company does not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

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

At the current time we have cash of about $0.6 million and net operating loss carry forward of $3.6 million. We are continuing to evaluate all options available. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Results of Operations

During the three months ended March 31, 2006, our net loss was $22,272 as compared to net loss of $19,743 for the three months ended March 31, 2005.

During the three months ended March 31, 2006, the Company recorded $6,365 of interest income as compared to $3,637 for the three months ended March 31, 2005 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Professional fees were $13,142 during the three months ended March 31, 2006, as compared to $7,264 recorded during the three month period ended March 2005. This increase was due to additional legal and accounting fees. General and administrative expenses were relatively unchanged.

Liquidity and Capital Resources

At March 31, 2006, we had $634,165 in cash as compared to $691,920 at December 31, 2005. Reduction in cash was due to cash used for administrative expenses and reduction of accounts payable and accrued expenses.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) was effective as of January 1, 2006. The adoption of SFAS No.123(R) did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2006 the Company has no market sensitive assets or liabilities.

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

In November 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants to enable them to conduct their defense. This motion was denied in May 2005 and defendants appealed. In January 2006, the defendants and the FCC reached an agreement granting defendants discovery of certain documents and other evidentiary materials. Factual discovery against defendants is substantially complete and both relator and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment on the issue of damages based on resales of licenses, the court ruled that such damages were not allowed under the False Claims Act. Initially, in 2001, the Department of Justice notified the court that it would not intervene in the case. However, in response to the judge's above-described November 2005 ruling, the DOJ recently, in March 2006, petitioned to be allowed to intervene. The case had been tentatively scheduled for trial in June 2006 but any trial may be delayed due to the government's intervention petition and related issues.

While Sunshine believes it has meritorious defenses and has contested the case vigorously, it and the other defendants are involved in serious settlement negotiations in order to avoid the further costs and uncertainties associated with a trial and possible subsequent appeals. It is anticipated that any such settlement could have a substantial adverse effect on the Company and its financial condition. The defendants have not agreed among themselves as to the share of litigation costs (including settlement costs or judgment amounts) each defendant should ultimately bear. To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees we have paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. Two other defendants thus far have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to obtain reimbursement from the Company for part or all of their defense, settlement, or judgment costs. While management believes that it would be able to satisfy the Company's obligations under such a potential settlement with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of any settlement, particularly given the substantial alleged damages and the number of defendants involved, the Company cannot predict what the eventual loss or range of loss could be, and as a result, the Company has not reserved any amounts for additional defense, settlement or judgment costs in connection with this case.

The Company does not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 10th day of May 2006.




                                                SUNSHINE PCS CORPORATION

                                                 By: /s/ David S. Ahl
                                                    -------------------
                                                    David S. Ahl
                                                    Chief Executive Officer