Form 10QSB
period 2006-06-30
SUNSHINE PCS CORP
filed 2006-08-14
CIK 1128735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2006

      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________ to _______________

      Commission file number            333-8234
                             ----------------------------------------

                            Sunshine PCS Corporation
                            ------------------------

        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                                30-0076986
-------------------------------                               -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                                Identification No.)

                      65 Highland Road, Rye, New York 10580
                      -------------------------------------
                    (Address of principal executive offices)

                                 (914) 967-3285
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

The number of shares  outstanding of Sunshine PCS  Corporation's  Class A Common
Stock as of August 1, 2006, was 4,588,653.

Transitional Small Business Disclosure Format (Check one):  Yes ( )  No (X)

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets:

  -      June 30, 2006

  -      December 31, 2005

Statements of Operations:

  -      Three and six months ended June 30, 2006 and 2005

Statements of Cash Flows:

-        Six months ended June 30, 2006 and 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 4.  Legal Proceedings

Item  5. Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

                                        i

ITEM 1.  FINANCIAL STATEMENTS
                                               Sunshine PCS Corporation
                                                    Balance Sheets
                                                     (Unaudited)

                                                                                    June 30,           December 31,
                                                                                      2006                 2005
                                                                                  ------------         ------------
ASSETS
Cash and cash equivalents                                                         $    618,068         $    691,920
Other Assets                                                                             4,042                4,842
                                                                                  ------------         ------------
         Total Assets                                                             $    622,110         $    696,762
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                             $     72,365         $    111,100

Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653
shares outstanding at June 30, 2006 and December 31, 2005                                 --                   --
Class B: No par value; authorized shares-9,000,000; no shares
outstanding at June 30, 2006 and December 31, 2005                                        --                   --
Additional paid-in capital                                                          80,514,012           80,514,012
Accumulated deficit                                                                (79,964,267)         (79,928,350)
                                                                                  ------------         ------------
     Total stockholders' equity                                                        549,745              585,662
                                                                                  ------------         ------------
Total liabilities and stockholders' equity                                        $    622,110         $    696,762
                                                                                  ============         ============

See accompanying notes to financial statements.

                                                          1

                                              Sunshine PCS Corporation
                                              Statements of Operations
                                                    (Unaudited)

                                           Three months ended June 30,               Six Months Ended June 30,
                                            2006                2005                  2006                 2005
                                        -----------          -----------          -----------          -----------

Interest income                         $     7,113          $     4,725          $    13,478          $     8,362

Expenses:
  Professional Fees                          (5,000)              (5,000)             (18,142)             (12,264)
  General & Administrative
         expenses                           (15,758)             (15,300)             (31,253)             (31,416)
                                        -----------          -----------          -----------          -----------
  Net loss before income tax
         expense                            (13,645)         $   (15,575)             (35,917)             (35,318)
  Income tax expense                           --                   --                   --                   --
                                        -----------          -----------          -----------          -----------
Net Loss                                    (13,645)             (15,575)             (35,917)             (35,318)
                                        ===========          ===========          ===========          ===========

Basic and diluted loss per
common share                            $     (0.00)         $     (0.00)         $     (0.01)         $     (0.01)
Weighted average shares used in
basic computation                         4,588,653            4,588,653            4,588,653            4,588,653

See accompanying notes to financial statements.

                                                         2

                                             Sunshine PCS Corporation
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                    Six months ended June 30,
                                                                                     2006               2005
                                                                                  ---------          ----------
OPERATING ACTIVITIES
Net loss                                                                          $ (35,917)         $ (35,318)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in other assets                                                                800                800
Decrease in accounts payable and accrued expenses                                   (38,735)           (39,491)
                                                                                  ---------          ---------
          Net cash used in operating activities                                     (73,852)           (74,009)
                                                                                  ---------          ---------

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities                                    --                 --

FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities                                    --                 --
                                                                                  ---------          ---------
         Net change in cash                                                         (73,852)           (74,009)
Cash and cash equivalents at beginning of period                                    691,920            790,406
                                                                                  ---------          ---------
         Cash and cash equivalents at end of period                               $ 618,068          $ 716,397
                                                                                  =========          =========

See accompanying notes to financial statements.

                                                       3

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                  June 30, 2006

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

Basis of Presentation

The accompanying  unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim  financial  information  and with the  instructions  to Form
10-QSB  and of  Regulation  SB.  Accordingly,  they are not  audited  and do not include all of the  information  and footnotes  required for complete  financial statements.  The financial statements and footnotes included in this Form 10-QSB should be read in  conjunction  with the financial  statements and notes thereto included  in the  Company's  annual  report on Form  10-KSB  for the year  ended
December 31, 2005. In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary for a fair  presentation have been  included.  Operating  results  for the period  ended June 30, 2006 are not necessarily  indicative  of the results that may be expected for the year ending
December 31, 2006. The  preparation of financial  statements in conformity  with
accounting   principles   generally  accepted  in  the  United  States  requires
management to make estimates and assumption that affect the amounts  reported in the financial  statements and  accompanying  notes.  Actual results could differ from those estimates.

Income Taxes

During  the six months  ended June 30,  2006,  the  Company  recorded a combined federal and state tax benefit of  approximately  $8,000.  The Company recorded a valuation  allowance  for such  benefit  as the  realization  of such  assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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

NEW ACCOUNTING STANDARD - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In  June  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48 ("FIN 48"),  "Accounting for Uncertainty in Income Taxes,"
which  prescribes a  recognition  threshold  and  measurement  attribute for the financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  In  accordance  with FIN 48, the Company must adjust its financial  statements  to reflect only those tax positions  that are  more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's financial statements.

2.  LITIGATION

The    Company    along    with    Fortunet     Communications,     L.P.,    our
predecessor-in-interest,  and Victoria G. Kane, the sole stockholder of Fortunet
Wireless   Communication   Corporation,   which  was   previously   our  largest
stockholder,  Karen E. Johnson,  our former Chief Executive  Officer,  and Lynch
Interactive  Corporation  ("Interactive"),  among  others,  have  been  named as defendants in a lawsuit  brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of
Columbia.  The complaint alleged that the defendants defrauded the United States
Government (the "Government") by creating "sham" bidding entities to participate
in  certain  Federal   Communications   Commission   ("FCC")  spectrum  auctions
restricted  to small  businesses  and  unfairly  obtained  bidding  credits  and favorable  government  financing in these and other spectrum auctions in the mid and late 1990s.

In March 2006,  the United  States  Department of Justice  ("DOJ")  reversed its earlier 2001  decision not to intervene in the case and  petitioned  the federal courts to be allowed to  intervene  on the side of the  Relator.  In May 2006, a tentative  settlement was reached pursuant to which the defendants agreed to pay the  Government  $130  million,  plus  approximately  $8.7  million to Relator's counsel  as legal fees and  expenses.  In June 2006,  the  defendants  reached a tentative  agreement  allocating the  above-mentioned  settlement  amounts among themselves  and, in July 2006, the  definitive  settlement  agreements  with the
Government and the Relator were signed and approved by the federal judge hearing the case, and in August 2006 the case was dismissed with prejudice.  In entering into the  settlement  agreements,  the  Company  admitted no  liability  and the conduct giving rise to the case is expressly  excluded as a basis for any future administrative proceedings by the FCC.

The  defendants  have agreed to an allocation of the  settlement  amount and the payment to the  Relator's  counsel and the Company was not  required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date,  Interactive and  certain  other  defendants  have paid all legal fees  associated  with this action,  other  than the fees  the  Company  has  paid  and  accrued  under  the indemnification  provisions  of the  agreement  on the sale of our  licenses  to
Cingular Wireless.  Prior to our becoming a public company, in 2001, Interactive held a  significant  equity  ownership  position in our Company and prior to the acquisition of licenses by Cingular, in 2005,  Interactive held notes, preferred stock and options to acquire our Class A Common  Stock.  These other  defendants
have  funded   approximately  $10  million  of  the  legal  costs  not  directly attributable to any particular  defendant (joint defense costs). It is currently unclear to what  extent  those  defendants  may seek to  reimbursement  from the
Company for part or all of their  defense.  While  management  believes  that it would be able to  satisfy  the  Company's  obligations  under  such a  potential request with its current  resources,  there is no  assurance  that this could be accomplished.  The Company has not recorded a liability in accordance  with SFAS
No. 5, since the amount of the loss cannot be reasonably estimated.

The Company does not have any  insurance  to cover the costs of  defending  this lawsuit.

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

Results of Operations

During  the three  months  ended  June 30,  2006,  our net loss was  $13,645  as compared to net loss of $15,575 for the three months ended June 30, 2005. During the six months ended June 30, 2006,  our net loss was $35,917 as compared to net loss of $35,318 for the six months ended June 30, 2005.

During the three  months  ended June 30, 2006,  the Company  recorded  $7,113 of interest  income as compared to $4,725 for the three months ended June 30, 2005.
During the six months  ended June 30,  2006,  the  Company  recorded  $13,478 of interest income as compared to $8,362 for the six months ended June 30, 2005. In both  cases,  higher  interest  rates on the Company  investments  in the United
States Treasury Securities were offset by lower average investment balances.

Professional  fees were $5,000 during the three months ended June 30, 2006,  the same as during the three month  period ended June 30,  2005.  Professional  fees were $18,142  during the six months ended June 30, 2006,  as compared to $12,264 during the six month period ended June 30, 2005.  The increase for the six month period was due additional legal and accounting fees.

General and  administrative  expenses were relatively  unchanged for all periods presented.

Liquidity and Capital Resources

At June 30,  2006,  we had  $618,068 in cash as compared to $691,920 at December
31, 2005. Reduction in cash was due to cash used for administrative expenses and reduction of accounts payable and accrued expenses.

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

NEW ACCOUNTING STANDARD - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In  June  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48 ("FIN 48"),  "Accounting for Uncertainty in Income Taxes,"
which  prescribes a  recognition  threshold  and  measurement  attribute for the financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  In  accordance  with FIN 48, the Company must adjust its financial  statements  to reflect only those tax positions  that are  more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the  Company is January 1, 2007.  The  adoption  of FIN 48 is not expected to have a material impact on the Company's financial statements

Quantative and Qualitative Analysis of Market Risk

The Company is  minimally  exposed to changes in market risk  because as of June
30, 2006 the Company has no market sensitive assets or liabilities.

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

(b) Information required by Item 308

This disclosure is not yet required.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The    Company    along    with    Fortunet     Communications,     L.P.,    our
predecessor-in-interest,  and Victoria G. Kane, the sole stockholder of Fortunet
Wireless   Communication   Corporation,   which  was   previously   our  largest
stockholder,  Karen E. Johnson,  our former Chief Executive  Officer,  and Lynch
Interactive  Corporation  ("Interactive"),  among  others,  have  been  named as defendants in a lawsuit  brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of
Columbia.  The complaint alleged that the defendants defrauded the United States
Government (the "Government") by creating "sham" bidding entities to participate
in  certain  Federal   Communications   Commission   ("FCC")  spectrum  auctions
restricted  to small  businesses  and  unfairly  obtained  bidding  credits  and favorable  government  financing in these and other spectrum auctions in the mid and late 1990s.

In March 2006,  the United  States  Department of Justice  ("DOJ")  reversed its earlier 2001  decision not to intervene in the case and  petitioned  the federal courts to be allowed to  intervene  on the side of the  Relator.  In May 2006, a tentative  settlement was reached pursuant to which the defendants agreed to pay the  Government  $130  million,  plus  approximately  $8.7  million to Relator's counsel  as legal fees and  expenses.  In June 2006,  the  defendants  reached a tentative  agreement  allocating the  above-mentioned  settlement  amounts among themselves  and, in July 2006, the  definitive  settlement  agreements  with the
Government and the Relator were signed and approved by the federal judge hearing the case, and in August 2006 the case was dismissed with prejudice.  In entering into the  settlement  agreements,  the  Company  admitted no  liability  and the conduct giving rise to the case is expressly  excluded as a basis for any future administrative proceedings by the FCC.

The  defendants  have agreed to an allocation of the  settlement  amount and the payment to the  Relator's  counsel and the Company was not  required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date,  Interactive and  certain  other  defendants  have paid all legal fees  associated  with this action,  other  than the fees  the  Company  has  paid  and  accrued  under  the indemnification  provisions  of the  agreement  on the sale of our  licenses  to
Cingular Wireless.  Prior to our becoming a public company, in 2001, Interactive held a  significant  equity  ownership  position in our Company and prior to the acquisition of licenses by Cingular, in 2005,  Interactive held notes, preferred stock and options to acquire our Class A Common  Stock.  These other  defendants
have  funded   approximately  $10  million  of  the  legal  costs  not  directly attributable to any particular  defendant (joint defense costs). It is currently unclear to what  extent  those  defendants  may seek to  reimbursement  from the
Company for part or all of their  defense.  While  management  believes  that it would be able to  satisfy  the  Company's  obligations  under  such a  potential request with its current  resources,  there is no  assurance  that this could be accomplished.  The Company has not recorded a liability in accordance  with SFAS
No. 5, since the amount of the loss cannot be reasonably estimated.

The Company does not have any  insurance  to cover the costs of  defending  this lawsuit.

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
                  Certification.

                  Exhibit   32.1  -  Chief   Executive   Officer   Section  1350
                  Certification.

                  Exhibit  32.2  -  Principal  Financial  Officer  Section  1350
                  Certification.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of
New York on the 15th day of August 2006.

                                            SUNSHINE PCS CORPORATION

                                            By: /s/ David S. Ahl
                                                ---------------------------------
                                                David S. Ahl
                                                Chief Executive Officer