Form 10QSB
period 2006-09-30
SUNSHINE PCS CORP
filed 2006-11-15
CIK 1128735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2006

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               -------------    ---------------

Commission file number           333-8234
                       ----------------------------

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

                                 (914) 967-3285
                                 --------------
                           (Issuer's telephone number)

       -------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of Sunshine PCS Corporation's Class A Common
Stock as of November 1, 2006, was 4,588,653.

Transitional Small Business Disclosure Format (Check one):  Yes ( )   No (X)

                                      INDEX
                                      -----

                            SUNSHINE PCS CORPORATION
                            ------------------------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

Balance Sheets:

  -      September 30, 2006

  -      December 31, 2005

Statements of Operations:

  -      Three and nine months ended September 30, 2006 and 2005

Statements of Cash Flows:

  -      Nine months ended September 30, 2006 and 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 4.  Legal Proceedings

Item 5.  Exhibits and Reports on Form 8-K

SIGNATURE
---------

CERTIFICATIONS
--------------

                                        i

ITEM 1.  FINANCIAL STATEMENTS

                                             Sunshine PCS Corporation
                                                  Balance Sheets
                                                    (Unaudited)

                                                                               September 30,         December 31,
                                                                                   2006                  2005
                                                                               ----------------------------------
ASSETS
Cash and cash equivalents                                                      $    598,422          $    691,920
Other Assets                                                                          3,642                 4,842
                                                                               ------------          ------------
         Total Assets                                                          $    602,064          $    696,762
                                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $     26,882          $    111,100

STOCKHOLDERS' EQUITY
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares
outstanding at September 30, 2006 and December 31, 2005                                --                    --
Class B: No par value; authorized shares-9,000,000; no shares
outstanding at September 30, 2006 and December 31, 2005                                --                    --
Additional paid-in capital                                                       80,514,012            80,514,012
Accumulated deficit                                                             (79,938,830)          (79,928,350)
                                                                               ------------          ------------
     Total stockholders' equity                                                     575,182               585,662
                                                                               ------------          ------------
Total liabilities and stockholders' equity                                     $    602,064          $    696,762
                                                                               ============          ============

See accompanying notes to financial statements

                                                         1

                                               Sunshine PCS Corporation
                                               Statements of Operations
                                                     (Unaudited)

                                                   Three months ended                      Nine Months ended
                                                     September 30,                           September 30,
                                              2006                 2005                 2006                2005
                                          ---------------------------------------------------------------------------

Interest income                           $     7,313          $     5,144          $    20,791          $    13,505

Expenses:
  Professional Fees                            (6,682)              (6,200)             (24,824)             (18,463)
  General &
  Administrative expenses                     (15,194)             (15,735)             (46,447)             (47,151)
  Reversal of previously
  recorded contingency
  accrual                                      40,000                 --                 40,000                 --
                                          -----------          -----------          -----------          -----------
Net profit(loss) before income                 25,437              (16,791)             (10,480)             (52,109)
tax expense
Income tax expense                               --                   --                   --                   --
                                          -----------          -----------          -----------          -----------
Net Profit(Loss)                          $    25,437          $   (16,791)         $   (10,480)         $   (52,109)
                                          ===========          ===========          ===========          ===========

Basic and diluted loss per
common share                              $      0.01          $     (0.00)         $     (0.00)         $     (0.01)

Weighted average shares used in
basic computation                           4,588,653            4,588,653            4,588,653            4,588,653

See accompanying notes to financial statements.

                                                          2

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                            2006         2005
                                                         -----------------------
OPERATING ACTIVITIES
Net loss                                                 $ (10,480)   $ (52,109)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in other assets                                     1,200        1,200
Decrease in accounts payable and accrued expenses          (84,219)     (33,291)
                                                         ---------    ---------
          Net cash used in operating activities            (93,499)     (84,200)
                                                         ---------    ---------

FINANCING ACTIVITIES:
Adjustment to cash distribution to stockholder                --          1,992
                                                         ---------    ---------
      Net cash increase from financing activities                         1,992
                                                         ---------    ---------
         Net change in cash                                (93,499)     (82,208)
Cash and cash equivalents at beginning of period           691,920      790,406
                                                         ---------    ---------
         Cash and cash equivalents at end of period      $ 598,421    $ 708,198
                                                         =========    =========

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                               September 30, 2006

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and with the instructions to Form
10-QSB and of Regulation SB. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended
December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended
September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the
United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

During the nine months ended September 30, 2006, the Company recorded a combined federal and state tax benefit of approximately $4,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Recently Issued Accounting Pronouncements

In December 2004, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No.123(R),  "Share-Based Payment",  which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard  requires a public  entity to  measure  the cost of  employee  services received in exchange for an award of equity  instruments based on the grant-date fair value of the award.  This  eliminates  the  exception  to account  for such awards using the intrinsic method previously  allowable under APB Opinion No.25.
SFAS  No.123(R) was effective on January 1, 2006. The adoption of SFAS No.123(R)
did not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error
Corrections." SFAS 154 eliminates the requirement in APB Opinion No. 20,
"Accounting Changes," to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN
48"), which clarifies the accounting for uncertainty in income tax positions.
This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008.
The adoption of SFAS 157 is not expected to have a material impact on the
Company's financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") released Staff
Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial
Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.
The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 is not expected to have a material effect on the Company's financial position, cash flows, and results of operations.

2.  LITIGATION

The Company, along with Fortunet Communications, L.P., our predecessor-in-
interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless
Communication Corporation which was previously our largest stockholder, Karen E.
Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation
("Interactive"), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the
"Government") by creating "sham" bidding entities to participate in certain
Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses and unfairly obtained bidding credits and favorable government financing in these and other spectrum auctions in the mid and late 1990's.

In March 2006, the United States Department of Justice ("DOJ") reversed its earlier 2001 decision not to intervene in the case and petitioned the federal courts to be allowed to intervene on the side of the Relator. In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to Relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves and, in July
2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case. The case was dismissed in August 2006. In entering into the settlement agreements, the
Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

The Company was not required to fund any portion of the allocation of the settlement amount and the payment to the Relator's counsel to which the defendants agreed. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date,
Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to
Cingular Wireless. Prior to our becoming a public company in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. These defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). The extent to which those defendants (or any other defendant) may seek reimbursement from the Company for part or all of their defense is currently unclear. While management believes that it would be able to satisfy such a request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5 when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company does not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Included in this Management Discussion and Analysis of Financial Condition and
Results of Operations are certain forward looking financial and other information, including without limitation, the Company's effort to monetize certain assets, Liquidity and Capital Resources and Market Risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Company's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts the Company's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Sale of Licenses

On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC. During 2004, we disposed of all equipment related to providing PCS service and wound down our
Florida operations.

At the current time, we have cash of about $0.5 million and net operating loss carry forward of $3.6 million. We are continuing to evaluate all options available. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Results of Operations

During the three months ended September 30, 2006, our net profit was $25,437 as compared to net loss of $16,791 for the three months ended September 30, 2005.
During the nine months ended September 30, 2006, our net loss was $10,480 as compared to net loss of $52,109 for the nine months ended September 30, 2005.
This increase in net profit was due to the Company's reversal of a previously recorded contingency accrual relating to the sale of its licenses in 2003.

During the three months ended September 30, 2006, the Company recorded $7,313 of interest income as compared to $5,144 for the three months ended September 30,
2005. During the nine months ended September 30, 2006, the Company recorded
$20,791 of interest income as compared to $13,505 for the nine months ended
September 30, 2005. In both cases, higher interest rates on the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Professional fees were $6,682 during the three months ended September 30, 2006, and $6,200 during the three month period ended September 30, 2005. Professional fees were $24,824 during the nine months ended September 30, 2006, as compared to $18,463 during the nine month period ended September 30, 2005. The increase for the three and nine month periods was due additional legal and accounting fees.

General and administrative expenses were relatively unchanged for all periods presented.

Liquidity and Capital Resources

At September 30, 2006, we had $598,422 in cash as compared to $691,920 at
December 31, 2005. Reduction in cash was due to the expenditure of funds for the payment of professional fees, general and administrative expenses and the reduction of accounts payable and accrued expenses.

In March 2006, the DOJ reversed its earlier 2001 decision not to intervene in the case and petitioned the federal courts to be allowed to intervene on the side of the Relator. In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to Relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves and, in July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case. The case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

The Company was not required to fund any portion of the allocation of the settlement amount and the payment to the Relator's counsel to which the defendants agreed. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date,
Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to
Cingular Wireless. Prior to our becoming a public company in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. These defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). The extent to which those defendants (or any other defendant) may seek reimbursement from the Company for part or all of their defense is currently unclear. While management believes that it would be able to satisfy such a request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5 when it is probable that a liability has
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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error
Corrections." SFAS 154 eliminates the requirement in APB Opinion No. 20,
"Accounting Changes," to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because, as of
September 30, 2006, the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Information required by Item 307

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the
"Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The
Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Information required by Item 308(c)

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, along with Fortunet Communications, L.P., our predecessor-in-
interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless
Communication Corporation which was previously our largest stockholder, Karen E.
Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation
("Interactive"), among others, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the
"Government") by creating "sham" bidding entities to participate in certain
Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses and unfairly obtained bidding credits and favorable government financing in these and other spectrum auctions in the mid and late 1990's.

In March 2006, the DOJ reversed its earlier 2001 decision not to intervene in the case and petitioned the federal courts to be allowed to intervene on the side of the Relator. In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to Relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves and, in July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case. The case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

The Company was not required to fund any portion of the allocation of the settlement amount and the payment to the Relator's counsel to which the defendants agreed. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date,
Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to
Cingular Wireless. Prior to our becoming a public company in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. These defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). The extent to which those defendants (or any other defendant) may seek reimbursement from the Company for part or all of their defense is currently unclear. While management believes that it would be able to satisfy such a request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5 when it is probable that a liability has
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

         (a)      Exhibit 31.1 - Chief Executive Officer Rule 15d-14(a) Certification.
                  Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a) Certification.
                  Exhibit 32.1 - Chief Executive Officer Section 1350 Certification.
                  Exhibit 32.2 - Principal Financial Officer Section 1350 Certification.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of
New York on the 15th day of November 2006.

                                                SUNSHINE PCS CORPORATION

                                                By: /s/ David S. Ahl
                                                    ----------------------------
                                                    David S. Ahl
                                                    Chief Executive Officer