Form 10KSB
period 2006-12-31
SUNSHINE PCS CORP
filed 2007-04-02
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006

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

     The issuer's revenues for the fiscal year ended December 31, 2006 were $0.

     As of March 15, 2007, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US $60,000, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

     The number of shares of the Registrant's Class A Common Stock issued and outstanding as of March 15, 2007 was 4,588,653.

                            SUNSHINE PCS CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.

Item 1.         Description of Business                                     3
Item 2.         Description of Properties                                   3
Item 3.         Legal Proceedings                                          3-4
Item 4.         Submission of Matters To a Vote of Security Holders         4
Item 5.         Market For Common Equity, Related Stockholder Matters
                  and Small Business Issuer Purchases of
                  Equity Securities                                         4
Item 6.         Management's Discussion and Analysis or Plan
                  of Operation                                             4-6
Item 7.         Financial Statements                                       6-15
Item 8.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       15
Item 8A.        Controls and Procedures                                   15-16
Item 8B.        Other Information                                           16
Item 9.         Directors and Executive Officers of the Registrant          17
Item 10.        Executive Compensation                                      17
Item 11.        Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters              17-18
Item 12.        Certain Relationships and Related Transactions              19
Item 13.        Exhibits, List and Reports on Form 8-K                    19-20
Item 14.        Principal Accountant Fees and Services                      20

                                     PART I

Item 1.  Description of Business

         We, Sunshine PCS Corporation ("Sunshine", or the "Company") are currently a holding company with $580, 307 in cash and cash equivalents as of December 31, 2006. We currently have no appreciable operations other than maintenance status as a public company. We are continuing to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company.

         Prior to December 31, 2003, we were in the business of developing our three personal communication services licenses in Florida. On that date, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash. Pursuant to the sale agreement, we agreed to the customary indemnification of Cingular Wireless, including indemnification for losses, if any, resulting from certain regulatory matters (see "Regulatory Matters" below) and losses resulting from the litigation described in "Item 3. Legal Proceedings." In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made cash distribution of $0.83 per share on our outstanding Class A Common Stock.

Item 2.  Description of Properties

         We have no material property.

Item 3.  Legal Proceedings

The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation ("Interactive"), among others, were named as defendants in a lawsuit brought in 2001 under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the "Government") by creating "sham" bidding entities to participate in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, and unfairly obtained bidding credits and favorable government financing in these and other spectrum auctions in the mid and late 1990's.

In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to Relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves. In July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case and the case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

The defendants have agreed to an allocation of the settlement amount and the payment to the Relator's counsel, and the Company was not required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. These defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to reimbursement from the Company for part or all of their defense. While management believes that it would be able to satisfy the Company's obligations under such a potential request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

                                                           Low         High
                                                        -----------------------
2006 Fiscal Year:
  First Quarter                                         $  .015     $   .06
  Second Quarter                                        $  .01      $   .05
  Third Quarter                                         $  .04      $   .14
  Fourth Quarter                                        $  .1125    $   .12

                                                           Low         High
                                                        -----------------------
2005 Fiscal Year:
  First Quarter                                         $  0.105    $  0.13
  Second Quarter                                        $  0.105    $  0.11
  Third Quarter                                         $  0.11     $  0.13
  Fourth Quarter                                        $ 0.1125    $  0.15

         As of March 10, 2007, there were approximately 700 holders of record of our Class A common stock.

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

Status

         We are continuing to evaluate all options available to Sunshine at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the company.

Results of Operations

         During the year ended December 31, 2006, our net loss was approximately $20,000 as compared to net loss of approximately $80,000 for the year ended December 31, 2005.

         During the year ended December 31, 2006, the Company recorded $104,493 in expenses. Such amount was reduced by approximately $56,000 as a result of the reversal of previously recorded contingency of $40,000 in connection with the sale of the licenses to Cingular and reversal of accrual for state property taxes of $16,000. Expenses incurred of approximately $100,000 consist of accounting and other professional fees associated with maintaining a public company status. Pursuant to the sale agreement with Cingular Wireless, we agreed to the customary indemnifications, including indemnification for losses resulting from certain regulatory matters and losses resulting from the litigation described above. Sunshine considered it highly unlikely that Cingular would incur losses; however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," as of December 31, 2003, the Company recorded a liability of $40,000 which represented the Company's best estimate of the fair value of such indemnification. On November 21, 2006, the Company's obligation under this indemnification expired and the $40,000 liability was reversed.

         During the year ended December 31, 2005, the Company recorded approximately $100,000 in Expenses, which primarily consist of accounting and other professional fees associated with maintaining a public company status.

         Investment income was approximately $28,000 in 2006; as compared to approximately $20,000 in 2005 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Liquidity and Capital Resources

         At December 31, 2006, we had approximately $580,000 in cash as compared to approximately $691,000 at December 31, 2005. Absent a significant change in the Company, we expect to pay about $100,000 in costs and expenses in 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of SFAS Nos. 87, 88, 106, and 132(R)". This statement requires the recognition of the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing the staff's views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.

Quantative and Qualitative Analysis of Market Risk

         The Company is minimally exposed to changes in market risk because as of December 31, 2006 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

         None.

Item 7.  Financial Statements

                                      INDEX
                            Sunshine PCS Corporation


Report of Independent Registered Public Accounting firm..................   7
Balance Sheets as of  December 31, 2006 and 2005.........................   8
Statements of Operations for the years ended December 31, 2006 and 2005..   9
Statement of Changes in Stockholders'
Equity for the years ended December 31, 2006 and 2005....................   10
Statements of Cash Flows for the years ended December 31, 2006 and 2005..   11
Notes to Financial Statements............................................ 12-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine PCS Corporation
New York, New York

         We have audited the accompanying balance sheets of Sunshine PCS Corporation (the "Company") as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton, LLP

Boca Raton, Florida
March 30, 2007

                            Sunshine PCS Corporation
                                 Balance Sheets
                        As of December 31, 2006 and 2005


                                                                               2006                2005
Assets

Cash and cash equivalents..........................................     $          580,307  $          691,920
Other Assets.......................................................                  3,767               4,842
                                                                        ---------------------------------------
  Total Assets.....................................................     $          584,074  $          696,762
                                                                        =======================================

Liabilities and stockholders' equity

Liabilities

Accounts payable and accrued expenses..............................     $           18,500  $          111,100

Stockholders' equity

Class A:  no par value Authorized shares-20,000,000; 4,588,653 shares
   issued and outstanding at December 31, 2006 and 2005............                     --                 --
Class B:  no par value Authorized shares-9,000,000; no shares
   outstanding at December 31, 2006 and 2005.......................                     --                 --
Additional paid-in capital.........................................             80,514,012          80,514,012
Accumulated deficit ...............................................            (79,948,438)        (79,928,350)
                                                                        ---------------------------------------
  Stockholders' equity.............................................                565,574             585,662
                                                                        ---------------------------------------
  Total liabilities and stockholders' equity.......................     $          584,074  $          696,762
                                                                        =======================================

                 See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                 For the Years Ended December 31, 2006 and 2005

                                                                  2006                2005

Interest income.........................................     $         28,405     $       19,722

Expenses:
  Professional Fees.....................................              (43,324)           (38,064)
  General and administrative expenses...................              (61,169)           (62,064)
                                                          ----------------------------------------
                                                                     (104,493)          (100,128)
                                                          ----------------------------------------

Other income:

  Reversal of previously recorded contingency accrual...               40,000                  -
  Reversal of property accrual..........................               16,000                  -
                                                          ----------------------------------------
                                                                       56,000                 -
                                                          ----------------------------------------
Net loss................................................     $        (20,088)    $      (80,406)
                                                          ----------------------------------------
Basic and diluted loss per common share.................     $          (0.00)    $        (0.02)
                                                          ==================== ===================
Weighted average shares used in basic computation.......            4,588,653          4,588,653
                                                          ==================== ===================


See accompanying notes to financial statements

                            Sunshine PCS Corporation
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2006 and 2005


                                                       Shares of    Shares of
                                                        Class A      Class B
                                                         Common       Common    Additional
                                                         Stock        Stock       paid-in     Accumulated  Stockholders'
                                                       Outstanding  Outstanding    capital      Deficit        equity

Balance at January 1, 2005                              4,588,653           --  $80,514,012  $(75,849,804)     $664,208
Return of excess cash distribution to Stockholders                                       --         1,860         1,860
Net loss                                                                                 --       (80,406)      (80,406)

                                                      ------------------------------------------------------------------
    Balance at December 31, 2005                        4,588,653                80,514,012   (79,928,350)      585,662

Net loss                                                                                          (20,088)      (20,088)
                                                      ------------------------------------------------------------------
    Balance at December 31, 2006                        4,588,653           --  $80,514,012  $(79,948,438)     $565,574
                                                      ==================================================================

         See accompanying notes to financial statements


                            Sunshine PCS Corporation
                            Statements of Cash Flows
                 For the Years ended December 31, 2006 and 2005


                                                              2006       2005
                                                           ---------------------
Operating activities
Net loss                                                   $(20,088)   $(80,406)
Adjustments to reconcile net loss to cash used in
 operating activities:
Reversal of previously recorded accruals                    (56,000)
Decrease in accounts payable and accrued expenses           (36,600)    (21,191)
Decrease in other assets                                      1,075       1,251
                                                           ---------------------
Net cash used in operating activities                      (111,613)   (100,346)

Investing Activities
Net cash provided by (used in) investing activities              --          --

Financing activities

Return of excess cash distribution to Stockholders               --       1,860
                                                           ---------------------
Net cash provided by financing activities                                 1,860
                                                           ---------------------

Net change in cash                                         (111,613)    (98,486)
Cash and cash equivalents at beginning of year              691,920     790,406
                                                           ---------------------
Cash and cash equivalents at end of year                   $580,307    $691,920
                                                           =====================

Supplemental cash flow information:
Interest paid                                                   $--         $--
Income taxes paid                                               $--         $--

                 See accompanying notes to financial statements

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                December 31, 2006

1.  Organization

         Sunshine PCS Corporation ("Sunshine", or the "Company") is currently a holding company with and no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage. The Company continues to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company

         On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired all of Sunshine PCS Corporation's ("Sunshine") three personal communications services licenses for total net proceeds of $13.6 million. During 2003, the Company recorded an $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million). Also during 2003, the Company accrued $0.5 million for Director Compensation that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. This amount was paid in 2004.

         Pursuant to the sale agreement, the Company agreed to the customary indemnification of Cingular Wireless, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Note 6. Sunshine considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," as of December 31, 2003, the Company recorded a liability of $40,000 which represented the Company's best estimate of the fair value of such indemnification. On November 21, 2006, the Company's obligation under this indemnification expired and the $40,000 liability was reversed.

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

          The Company maintains its cash in bank deposit accounts that are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2006 and 2005, balances in these accounts never exceeded $100,000.

         Accounts held at United States Treasury money market funds, which are not guaranteed by the FDIC or insured by the Securities Investor Protection Corporation, were approximately $80,000 and $191,000 at December 31, 2006 and 2005, respectively.

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

         Valuation allowances have been provided for deferred tax assets of approximately $1.5 million at both December 31, 2006 and 2005 respectively, as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.6 million of net federal operating tax loss carry forwards, generated in 2001 through 2006, expiring in the years 2021 through 2026. In addition, the Company has approximately $4.9 million of state net operating loss carry forwards expiring in the years 2021 through 2025.

         Cumulative temporary differences at December 31, 2006 and 2005 are as follows (amounts rounded):

                                   December 31, 2006       December 31, 2005
                                   -----------------       -----------------
Deferred tax assets:
Net operating losses.............  $       1,406,900       $       1,399,400
Other............................            107,000                 107,000
                                   -----------------       -----------------
                                           1,514,900               1,506,400
Valuation allowance..............         (1,514,900)             (1,506,400)
                                   -----------------       -----------------
                                   $               -       $               -
                                   =================       =================



         Income tax provision (benefit) for the years ended December 31, 2006 and 2005, is comprised of (amounts rounded):

                                           2006                  2005
                                   --------------------- ---------------------
Current income tax benefit                           --                    --
Deferred income tax benefit                     ($7,500)             ($30,000)
Valuation allowance                               7,500                30,000
                                   --------------------- ---------------------
  Income tax benefit                                $--                   $--
                                   ===================== =====================


         The reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2006 and 2005, and the amount computed by applying the statutory federal income tax rate to net loss is as follows (amounts rounded):

                                                      2006             2005
                                                --------------------------------
Tax benefit provision at statutory rate ......        $ (6,800)        $(27,000)
State taxes, net of federal benefit...........            (700)          (3,000)
Increase in valuation allowance...............           7,500           30,000
                                                ---------------    -------------
                                                $          --      $         --
                                                ===============    =============

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of SFAS Nos. 87, 88, 106, and 132(R)". This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing the staff's views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.

3.  Loss Per Share

         The loss per share has been calculated based on actual number of shares outstanding. Warrants options and the convertible preferred have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share.

4.  Stock Options

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

         On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expired on January 18, 2007.

5.       Litigation

The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and Lynch Interactive Corporation ("Interactive"), among others, were named as defendants in a lawsuit brought in 2001 under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the "Government") by creating "sham" bidding entities to participate in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses and unfairly obtained bidding credits and favorable government financing in these and other spectrum auctions in the mid and late 1990's.

In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to Relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves. In July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case and the case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

The defendants have agreed to an allocation of the settlement amount and the payment to the Relator's counsel and the Company was not required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date, Interactive and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, Interactive held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, Interactive held notes, preferred stock and options to acquire our Class A Common Stock. These defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to reimbursement from the Company for part or all of their defense. While management believes that it would be able to satisfy the Company's obligations under such a potential request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Item 8B.  Other Information

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, business address; present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 24, 2007 or our executive officers and directors. Members of the board are elected and serve for one-year terms or until there successors are elected and qualify.

            Name           Age                       Position
   --------------------  ------   ----------------------------------------------
    David S. Ahl           60     Chairman of the Board, Chief Executive Officer
                                  and Director
    Robert E. Dolan        55     Director and Assistant Secretary

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

Item 10.  Executive Compensation

         No executive officer received compensation or perquisites or other personal benefits, securities or property during fiscal years ended December 31, 2004, 2005 or 2006.

Options Outstanding

         None

Directors Compensation

None

Employment Contracts

None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information concerning ownership of our common stock as of March 10, 2007 each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 65 Highland Road, Rye, New York 10580.

                                                                Shares         Percentage
                                                             ------------     ------------
Fortunet Wireless Communications Corporation................   767,328          16.7%
Victoria G. Kane(2).........................................   767,328          16.7%
Mario J.  Gabelli(3)........................................   829,981(4)       18.1%
Lynch Interactive Corporation(5)............................   294,217           6.4%
Robert E.  Dolan............................................       525(6)        *
All Directors and Executive Officers as a Group (4 in total)       525           *

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

Item 12.  Certain Relationships and Related Transactions

         We were incorporated on July 13, 2000, and on February 14, 2001, succeeded to the rights and obligations of Fortunet Communications, L.P., in which Lynch Interactive Corporation held 49.9% of the equity. At that time, Lynch Interactive Corporation received 2,821,766 shares of our Class A common stock in exchange for the equity in Fortunet Communications, L.P. Lynch Interactive Corporation then distributed those shares to its stockholders. We also separately issued 235,294 shares of Class A common stock to Lynch Interactive Corporation.

         Robert E. Dolan, our Assistant Secretary and Director, is the Chief Financial Officer of Lynch Interactive Corporation.

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

31.2           Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1           Section 1350 Certification of the Chief Executive Officer

32.2           Section 1350 Certification of the Principal Accounting Officer

Item 14. Principal Accountant Fees and Services.

         Audit Fees

         The aggregate fees billed by Daszkal Bolton LLP he for professional services rendered for the audit of the Company's 2006 and 2005 financial statements was $18,500 and $17,500 respectively. The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for their review of the financial statements included in the Company's Forms 10-Q was $12,000 for 2006 and $9,000 for 2005.

Audit-Related Fees

         The aggregate fees billed by Daszkal Bolton LLP for assurance and related services for 2006 and 2005 that are reasonably related to the performance of the audit of the Company's 2006 and 2005 financial statements and not reported as audit fees above were $0 and $2,500 for 2006 and 2005, respectively. The aggregate fees billed by Deloitte & Touche LLP for assurance and related services for 2006 that are reasonably related to the performance of the audit of the Company's 2005 financial statements and not reported as audit fees above were $4,200.

Tax Fees

         No fees were billed by Daszkal Bolton LLP or Deloitte & Touche for 2006 or 2005.

All Other Fees

         No fees were billed by Daszkal Bolton LLP for 2006 or 2005 for services other than as set forth above.

Board's Pre-Approval Policies and Procedures

         The Board of Directors has established a pre-approval procedure with respect to the provision of services other than audit by its independent auditor. For the fiscal years ended 2006 and 2005, the Board of Directors considered that the provisions of all non-audit services were compatible with maintaining the independence of its independent auditor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 30th day of March, 2007.

                                            SUNSHINE PCS CORPORATION


                                            /s/ David S. Ahl
                                            ----------------
                                            David S. Ahl
                                            Chief Executive Officer


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



    Signature                         Title                         Date
  ---------------------------------------------------------------------------

  /s/ David S. Ahl       Chairman of the Board of Directors,   March 30, 2007
  ----------------       Chief Executive Officer
  David S. Ahl

  /s/ Robert E. Dolan    Director and Assistant Secretary      March 30, 2007
  -------------------
  Robert E. Dolan