Form 10QSB
period 2007-03-31
SUNSHINE PCS CORP
filed 2007-05-15
CIK 1128735

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark One)



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2007

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


The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of April 30, 2007, was 4,588,653.

Transitional Small Business Disclosure Format (Check one):  Yes ( )  No (X)

================================================================================

                                      INDEX
                                      -----

                            SUNSHINE PCS CORPORATION
                            ------------------------

                                                                         Page
                                                                         ----
PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheets:

  -      March 31, 2007                                                     1

  -      December 31, 2006                                                  1

Statements of Operations:

  -      Three months ended March 31, 2007 and 2006                         2

Statements of Cash Flows:

-        Three months ended March 31, 2007 and 2006                         3

Notes to Condensed Financial Statements                                     4

Item 2.  Management's Discussion and Analysis or Plan of Operation          5

Item 3.  Controls and Procedures                                            7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  8

Item  6. Exhibits and Reports on Form 8-K                                   8

SIGNATURE                                                                   9

CERTIFICATIONS

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                                March 31,  December 31,
                                                                                                  2007         2006
                                                                                              --------------------------
Assets
Cash and cash equivalents                                                                     $    561,342 $    580,307
Other Assets                                                                                         3,467        3,767
                                                                                              --------------------------
       Total Assets                                                                           $    564,809 $    584,074
                                                                                              ==========================

Liabilities
Accounts payable and accrued expenses                                                         $     14,500 $     18,500

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares outstanding at March
 31, 2007 and December 31, 2006                                                                         --           --
Class B: No par value; authorized shares-9,000,000; no shares outstanding at March 31, 2007
 and December 31, 2006.                                                                                 --           --
Additional paid-in capital                                                                      80,514,012   80,514,012
Accumulated deficit                                                                            (79,963,703) (79,948,438)
                                                                                              --------------------------
  Total stockholders' equity                                                                       550,309      565,574
                                                                                              --------------------------
Total liabilities and stockholders' equity                                                    $    564,809 $    584,074
                                                                                              ==========================
See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                                     2007       2006
                                                                                                  ----------------------

Interest income                                                                                   $    6,745 $    6,365
Expenses:
  General & Administrative expenses                                                                  (15,507)   (15,495)
  Professional Fees                                                                                   (6,503)   (13,142)

                                                                                                  ----------------------
Net loss                                                                                          $  (15,265)$  (22,272)
                                                                                                  ======================

Basic and diluted loss per common share                                                           $    (0.00)$    (0.00)
Weighted average shares used in basic computation                                                  4,588,653  4,588,653


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months ended March 31,
                                                                                         2007             2006
                                                                                      ----------------------------
Operating activities
Net loss                                                                              $ (15,265)       $  (22,272)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets                                                                    300               400
Decrease in accounts payable and accrued expenses                                        (4,000)          (35,883)
                                                                                      ----------------------------
        Net cash used in operating activities                                           (18,965)          (57,755)
                                                                                      ----------------------------
Net change in cash                                                                      (18,965)          (57,755)
Cash and cash equivalents at beginning of period                                        580,307           691,920
                                                                                      ----------------------------
Cash and cash equivalents at end of period                                            $ 561,342        $  634,165
                                                                                      ============================

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                  March 31 2007

1. Organization and Accounting and Reporting Policies

Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the Company sold all of our licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down its Florida operations. Since the sale of the PSC licenses and wind down of ther Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The Company is currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

During the three months ended March 31, 2007, the Company recorded a combined federal and state tax benefit of approximately $6,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption the provisions of FIN 48 did not have a material effect on the Company's financial statements.

2.  Litigation

During 2006, the Company, along with other defendants, reached a settlement with regard a litigation which had commenced in 2001. The litigation was regarding the Company's and other defendants activities if the auctions for spectrum licenses conducted by the Federal Communications Commission ("FCC"). As part of the settlement, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC. See the Company's Annual Report of Form 10-K for the Year Ended December 31, 2006 for additional information on this litigation.

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

Results of Operations

During the three months ended March 31, 2007, our net loss was $15,265 as compared to net loss of $22,272 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company recorded $6,745 of interest income as compared to $6,365 for the month's ended March 31, 2006 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Operating expenses were $22,010 during the three months ended March 31, 2007 as compared to $28,637 recorded during the three month period ended March 2006. The Company recorded lower audit and other professional fees in the First Quarter of 2007 than 2006, $6,503 as compared to $13,142, respectively. General & Administrative expenses remained relatively unchanged

Liquidity and Capital Resources

At March 31, 2007, we had $561,342 in cash as compared to $580,307 at December 31, 2006. The reduction in cash was due to cash used to pay administrative expenses and reduce accounts payable.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption the provisions of FIN 48 did not have a material effect on the Company's financial statements.


Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2007 the Company has no market sensitive assets or liabilities.

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

(b) Information required by Item 308

This disclosure is not yet required.

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Procedings
         ----------------

During 2006, the Company, along with other defendants, reached a settlement with regard a litigation which had commenced in 2001. The litigation was regarding the Company's and other defendants activities if the auctions for spectrum licenses conducted by the Federal Communications Commission ("FCC"). As part of the settlement, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC. See the Company's Annual Report of Form 10-K for the Year Ended December 31, 2006 for additional information on this litigation.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 15th day of May 2007.

                                    SUNSHINE PCS CORPORATION

                                    By: /s/ David S. Ahl
                                        ----------------------------------------
                                        David S. Ahl
                                        Chief Executive Officer