Form 10QSB
period 2007-06-30
SUNSHINE PCS CORP
filed 2007-08-13
CIK 1128735

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of July 31, 2007, was 4,588,653.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)
================================================================================

                                      INDEX

                            SUNSHINE PCS CORPORATION

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1. Condensed Financial Statements (Unaudited)

Balance Sheets:

  -   June 30, 2007

  -   December 31, 2006

Statements of Operations:

  -   Three and Six months ended June 30, 2007 and 2006

Statements of Cash Flows:

-     Six  months ended June 30, 2007 and 2006

Notes to Condensed Financial Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation

Item 3.     Controls and Procedures

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

Item  6.    Exhibits and Reports on Form 8-K

SIGNATURE
---------

CERTIFICATIONS
--------------

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                 June 30,          December 31,
                                                                                   2007                2006
                                                                                -------------------------------
Assets
Cash and cash equivalents                                                       $    535,096       $    580,307
Other Assets                                                                           3,167             3,767
                                                                                -------------------------------
       Total Assets                                                             $    538,263       $    584,074
                                                                                ===============================

Liabilities
Accounts payable and accrued expenses                                           $      4,500       $     18,500

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares
 outstanding at June 30, 2007 and December 31, 2006                                       --                 --
Class B: No par value; authorized shares-9,000,000; no shares outstanding
 at June 30, 2007 and December 31, 2006.                                                  --                 --
Additional paid-in capital                                                        80,514,013         80,514,012
Accumulated deficit                                                              (79,980,250)       (79,948,438)
                                                                                -------------------------------
  Total stockholders' equity                                                         533,763            565,574
                                                                                -------------------------------
Total liabilities and stockholders' equity                                      $    538,263       $    584,074
                                                                                ===============================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                            Three months ended June 30,  Six months ended June 30,
                                                                2007          2006          2007          2006
                                                            --------------------------------------------------------
Interest income                                               $    6,662    $    7,113   $    13,407    $    13,478
Expenses:
    Professional Fees                                             (5,000)       (5,000)      (11,503)       (18,142)
    General & administrative expenses                            (18,208)      (15,758)      (33,715)       (31,253)
                                                            --------------------------------------------------------
        Net loss                                                ($16,546)     ($13,645)     ($31,811)      ($35,917)
                                                            ========================================================
Basic and diluted loss per share                                  ($0.00)       ($0.00)       ($0.01)        ($0.01)
Weighted average shares used in basic and                      4,588,653     4,588,653     4,588,653      4,588,653
 diluted computation

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months ended June 30,
                                                                                         2007               2006
                                                                                  -------------------------------
Operating activities
Net loss                                                                                   ($31,811)     ($35,917)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets                                                                        600           800
Decrease in accounts payable and accrued expenses                                           (14,000)      (38,735)
                                                                                  -------------------------------
        Net cash used in operating activities                                               (45,211)      (73,852)
                                                                                  -------------------------------
Net change in cash                                                                          (45,211)      (73,852)
Cash and cash equivalents at beginning of period                                            580,307       691,920
                                                                                  -------------------------------
Cash and cash equivalents at end of period                                              $   535,096   $   618,068
                                                                                  ===============================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                  June 30, 2007

1. Organization and Accounting and Reporting Policies

Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the Company sold all of our licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down its Florida operations. Since the sale of the PSC licenses and wind down of their Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The Company is currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

During the six months ended June 30, 2007, the Company recorded a combined federal and state tax benefit of approximately $12,000. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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

Results of Operations

During the three months ended June 30, 2007, the Company recorded a net loss of was $16,546 as compared to net loss of $13,645 for the three months ended June 30, 2006. For the six months ended June 30, 2007, the Company recorded a net loss of $31,811 as compared to net loss of $35,917 for the six months ended June 30, 2006.

During the three months ended June 30, 2007, the Company recorded $6,662 of interest income as compared to $7,113 for the month's ended June 30, 2006 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances. For the six months ended June 30, 2007 and 2006, interest income was $13,407 and $13,478, respectively, as the higher interest approximately offset the lower average investment balances.

Professional fees were $5,000 for both the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 professional fees were $11,503 as compared to $18,142 for the six months ended June 30, 2006. The decrease was due to lower legal and audit fees.

General and administration expenses were $18,208 for the three months ended June 30, 2007 as compared to $15,758, the increase was due to the cost of regulatory filings. For the six months ended June 30, 2007 general and administrative expenses increased to $33,715 as compared to $31,253 for the six months ended June 30, 2006 due to the same reason.

Liquidity and Capital Resources

At June 30, 2007, we had $535,096 in cash as compared to $580,307 at December 31, 2006. The reduction in cash was due to cash used to pay net expenses and reduce accounts payable.

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


Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2007 the Company has no market sensitive assets or liabilities.

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

          (a) Exhibit 31.1 - Chief Executive Officer Rule 15d-14(a)
              Certification.

              Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a) Certification.

              Exhibit 32.1 - Chief Executive Officer Section 1350 Certification.

              Exhibit 32.2 - Principal Financial Officer Section 1350 Certification.

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Sunshine PCS Corporation
                                                      (Registrant)

         August 13, 2007                     /s/ David S. Ahl
         ---------------                     -----------------------------------
               Date                          David S. Ahl
                                             Chief Executive Officer