Form 10QSB
period 2007-09-30
SUNSHINE PCS CORP
filed 2007-11-14
CIK 1128735

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _______________

Commission file number  333-8234
                        --------


                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         30-0076986
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes ( X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes (X)  No ( )

The number of shares outstanding of Sunshine PCS Corporation's Class A Common Stock as of November 8, 2007, was 4,588,653.

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

Balance Sheets:

  -     September 30, 2007 and December 31, 2006

Statements of Operations:

  -     Three and Nine months ended September 30, 2007 and 2006

Statements of Cash Flows:

  -     Nine  months ended September 30, 2007 and 2006

Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

Item  6. Exhibits and Reports on Form 8-K

SIGNATURE
---------
CERTIFICATIONS
--------------

Item 1. Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)
                                                                                  September 30,        December 31,
                                                                                       2007                2006
                                                                                ------------------- --------------------
Assets
Cash and cash equivalents                                                                 $521,582  $           580,307
Other Assets                                                                                 4,144                3,767
                                                                                ------------------- --------------------
         Total Assets                                                                    $ 525,726  $           584,074
                                                                                =================== ====================

Liabilities
Accounts payable and accrued expenses                                                      $ 4,500  $            18,500

Stockholders' equity
Common Stock, $0.0001 par value
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares
outstanding at September 30, 2007 and December 31, 2006                                         --                   --
Class B: No par value; authorized shares-9,000,000; no shares outstanding at
September 30, 2007 and December 31, 2006.                                                       --                   --
Additional paid-in capital                                                              80,514,012           80,514,012
Accumulated deficit                                                                   (79,992,786)         (79,948,438)
                                                                                ------------------- --------------------
     Total stockholders' equity                                                            521,226              565,574
                                                                                ------------------- --------------------
Total liabilities and stockholders' equity                                               $ 525,726  $           584,074
                                                                                =================== ====================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                       Three months ended September 30,    Nine months ended September 30,
                                                             2007             2006              2007             2006
                                                       ----------------- ---------------- ----------------- ----------------
Interest income                                                  $6,215           $7,313           $19,622          $20,791
Expenses:
    Professional Fees                                           (4,500)          (6,682)          (16,003)         (24,824)
    General & administrative expenses                          (14,251)         (15,194)          (47,967)         (46,447)
    Reversal of previously
    recorded contingency accrual                                                  40,000                             40,000
                                                       ----------------- ---------------- ----------------- ----------------
        Net loss                                              ($12,536)          $25,437         ($44,348)        ($10,480)
                                                       ================= ================ ================= ================
Basic and diluted loss per share                                ($0.00)            $0.01           ($0.01)          ($0.00)
Weighted average shares used in basic and diluted
computation                                                   4,588,653        4,588,653         4,588,653        4,588,653

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months ended
                                                                                          September 30

                                                                                   2007             2006
                                                                              ---------------- ----------------
Operating activities
Net loss                                                                            ($44,348)      ($10,480)
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) Decrease in other assets                                                     (377)          1,200
Decrease in accounts payable and accrued expenses                                    (14,000)       (84,219)
                                                                              ---------------- ----------------
         Net cash used in operating activities                                       (58,725)       (93,499)
                                                                              ---------------- ----------------
Net decrease in cash                                                                 (58,725)       (93,499)

Cash and cash equivalents at beginning of period                                      580,307        691,920
                                                                              ---------------- ----------------
Cash and cash equivalents at end of period                                           $521,582      $ 598,421
                                                                              ================ ================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                               September 30, 2007

1. Organization and Accounting and Reporting Policies

Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the Company sold all of our licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2003 disposed of all equipment and wound down its Florida operations. Since the sale of the PSC licenses and wind down of their Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The Company is currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The financial statements and footnotes included in this Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

During the nine months ended September 30, 2007, the Company recorded a combined federal and state tax benefit of approximately $16,700. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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

2.  Litigation

During 2006, the Company, along with other defendants, reached a settlement with regard to a litigation which had commenced in 2001. The litigation was regarding the Company's and other defendants activities in the auctions for spectrum licenses conducted by the Federal Communications Commission ("FCC"). As part of the settlement, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC. See the Company's Annual Report of Form 10-K for the Year Ended December 31, 2006 for additional information on this litigation.

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

Sale of Licenses

On December 31, 2003, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC. By the end of 2003, we disposed of all equipment related to providing PCS service and wound down our Florida operations.

At the current time we have cash of about $0.5 million and net operating loss carry forward of $3.6 million. We are continuing to evaluate all options available. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Results of Operations

During the three months ended September 30, 2007, the Company recorded a net loss of was $12,536 as compared to net profit of $25,437 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recorded a net loss of $44,348 as compared to net loss of $10,480 for the nine months ended September 30, 2006. The increase in net profit for the three and nine month ended September 30, 2006 was due to the Company's reversal of a previously recorded contingency accrual relating to the sale of its licenses in 2003.

During the three months ended September 30, 2007, the Company recorded $6,215 of interest income as compared to $7,313 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, interest income was $19,622 and $20,791, respectively, as the lower interest rates approximately offset the lower average investment balances.

Professional fees were $4,500 for the three months ended September 30, 2007 and $6,682 for the three months ended September 2006. For the nine months ended September 30, 2007 professional fees were $16,003 as compared to $24,824 for the nine months ended September 30, 2006. The decrease was due to lower legal and audit fees.

General and administration expenses were $14,251 for the three months ended September 30, 2007 as compared to $15,194 for the three months ended September 2006. For the nine months ended September 30, 2007 general and administrative expenses increased to $47,967 as compared to $46,447 for the nine months ended September 30, 2006.

The reversal of a previously recorded contingency accrual relating to the sale of its licenses in 2003 resulted in a net profit for the three and nine month period ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had $521,582 in cash as compared to $580,307 at December 31, 2006. The reduction in cash was due to cash used to pay net expenses and reduce accounts payable.

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

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2007 the Company has no market sensitive assets or liabilities.

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

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements. (b) Information required by Item 308. This disclosure is not yet required.

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceding
         ---------------

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


                                        Sunshine PCS Corporation
                                        (Registrant)

November 14, 2007                       /s/ David S. Ahl
-----------------                       ----------------------------------------
     Date                               Name:  David S. Ahl
                                        Title: Chief Executive Officer