Form 10KSB
period 2007-12-31
SUNSHINE PCS CORP
filed 2008-03-27
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2007

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes_X__ No ___

         The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

         As of February 29, 2008, the aggregate market value of the Company's voting and nonvoting common equity held by non-affiliates of the Company was approximately US $90,000, which value, solely for the purposes of this calculation, excludes shares held by the Company's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

         The number of shares of the Registrant's Class A Common Stock issued and outstanding as of February 29, 2008 was 4,588,653.


                            SUNSHINE PCS CORPORATION
                                TABLE OF CONTENTS

                                                                                                          Page No.
Item 1.     Description of Business                                                                          3

Item 2.     Description of Properties                                                                        3

Item 3.     Legal Proceedings                                                                               3-4

Item 4.     Submission of Matters To a Vote of Security Holders                                              4

Item 5.     Market For Common Equity, Related Stockholder Matters and Small Business Issuer
            Purchases of Equity Securities                                                                   4

Item 6.     Management's Discussion and Analysis or Plan of Operation                                       4-6

Item 7.     Financial Statements                                                                           6-15

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            15

Item 8A.    Controls and Procedures                                                                        15-16

Item 8B.    Other Information                                                                               16

Item 9.     Directors and Executive Officers of the Registrant                                              17

Item 10.    Executive Compensation                                                                          18

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters                                                                                        18-19

Item 12.    Certain Relationships and Related Transactions                                                  19

Item 13.    Exhibits, List and Reports on Form 8-K                                                          19

Item 14.    Principal Accountant Fees and Services                                                          20


                                     PART I

Item 1.  Description of Business

         We, Sunshine PCS Corporation ("Sunshine", or the "Company") are currently a holding company with $509,360 in cash and cash equivalents as of December 31, 2007. We currently have no appreciable operations other than maintenance status as a public company. We are continuing to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company.

         Prior to December 31, 2003, we were in the business of developing our three personal communication services licenses in Florida. On that date, we completed the sale of our three 15 megahertz C-Block personal communications services licenses to Cingular Wireless LLC ("Cingular") for $13,600,000 in cash. Pursuant to the sale agreement, we agreed to the customary indemnification of Cingular Wireless, including indemnification for losses, if any, resulting from certain regulatory matters (see "Regulatory Matters" below) and losses resulting from the litigation described in "Item 3. Legal Proceedings." In related transactions, we used a portion of the sales proceeds to acquire all of our preferred stock and warrants held by LICT Corporation ("LICT"), formerly known as Lynch Interactive Corporation, for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863. On March 19, 2004, we made cash distribution of $0.83 per share on our outstanding Class A Common Stock.

Item 2.  Description of Properties

         We have no material property.

Item 3.  Legal Proceedings

         The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and LICT, among others, were named as defendants in a lawsuit brought in 2001 under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the "Government") by creating "sham" bidding entities to participate in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, and unfairly obtained bidding credits and favorable Government financing in these and other spectrum auctions in the mid and late 1990s.

         In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to the counsel of the individual who brought the lawsuit as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves. In July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case and the case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

         The defendants have agreed to an allocation of the settlement amount and the payment to the Relator's counsel, and the Company was not required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date, LICT and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular. Prior to our becoming a public company, in 2001, LICT held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, LICT held notes, preferred stock and options to acquire our Class A Common Stock. LICT and the other defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to reimbursement from the Company for part or all of their defense. While management believes that it would be able to satisfy the Company's obligations under such a potential request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

         The Company does not have any insurance to cover the costs of defending this lawsuit, which costs may be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

         The Class A common stock trades on the over-the-counter market in the Pink Sheets, under the symbol: SNSHA.PK. The following table sets forth the high and low closing prices of the Class A common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                          Low         High
                                                          ----------------------
2007 Fiscal Year:
  First Quarter                                           $  .002     $   .015
  Second Quarter                                          $  .015     $   .015
  Third Quarter                                           $  .015     $   .015
  Fourth Quarter                                          $  .01      $   .04

                                                          Low         High
                                                          ----------------------
2006 Fiscal Year:
  First Quarter                                           $  0.015    $  0.06
  Second Quarter                                          $  0.01     $  0.05
  Third Quarter                                           $  0.04     $  0.14
  Fourth Quarter                                          $  0.1125   $  0.12

         As of February 29, 2008, there were approximately [700] holders of record of our Class A common stock.

         The Company has not paid a cash dividend since the March 16, 2004 cash distribution on our Class A common stock of $0.83 per share. There are no legal or contractual restrictions on the Company's ability to pay dividends; however, the 2004 cash dividend is the only dividend distribution by the Company since its inception.

         During the fiscal year ended December 31, 2007, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.

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

Results of Operations

         During the year ended December 31, 2007, our net loss was approximately $68,000 as compared to net loss of approximately $20,000 for the year ended December 31, 2006.

         During  the  year  ended  December  31,  2007,  the  Company   recorded
approximately $93,000 in Expenses, which primarily consist of accounting and other professional fees associated with maintaining a public company status.

         During the year ended December 31, 2006, the Company recorded $104,500 in Expenses which consist of accounting and other professional fees associated with maintaining a public company status.

         Also during the year ended December 31, 2006, the Company recorded Other Income of approximately $56,000 as a result of the reversal of previously recorded contingency of $40,000 in connection with the sale of the licenses to Cingular and reversal of accrual for state property taxes of $16,000. Pursuant to the sale agreement with Cingular Wireless, we agreed to the customary indemnifications, including indemnification for losses resulting from certain regulatory matters and losses resulting from the litigation described above. Sunshine considered it highly unlikely that Cingular would incur losses;
however, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements," as of December 31, 2003, the Company recorded a liability of $40,000 which represented the Company's best estimate of the fair value of such indemnification. On November 21, 2006, the Company's obligation under this indemnification expired and the $40,000 liability was reversed.

         Investment income was approximately $25,000 in 2007; as compared to approximately $28,000 in 2006 as higher interest rates in the Company investments in the United States Treasury Securities were offset by lower average investment balances.

Liquidity and Capital Resources

         At December 31, 2007, we had approximately $509,000 in cash as compared to approximately $580,000 at December 31, 2006. Absent a significant change in the Company, we expect to pay about $75,000 in costs and expenses in 2008.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS NO. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No.

157-2 which delayed the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

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

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" and SFAS No. 160, "Noncontrolling Interest in Consolidated
Financial Statements." These statements replace FASB Statement No. 141, "Business Combinations," and require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008.


Quantative and Qualitative Analysis of Market Risk

         The Company is minimally exposed to changes in market risk because as of December 31, 2007 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

         None.

Item 7.  Financial Statements

                                      INDEX
                            Sunshine PCS Corporation


Report of Independent Registered Public Accounting firm..................    7
Balance Sheets as of  December 31, 2007 and 2006.........................    8
Statements of Operations for the years ended December 31, 2007 and 2006..    9
Statement of Changes in Stockholders'
Equity for the years ended December 31, 2007 and 2006....................    10
Statements of Cash Flows for the years ended December 31, 2007 and 2006..    11
Notes to Financial Statements............................................  12-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine PCS Corporation
New York, New York

         We have audited the accompanying balance sheets of Sunshine PCS Corporation (the "Company") as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/


                            Sunshine PCS Corporation
                                 Balance Sheets
                        As of December 31, 2007 and 2006

                                                                   2007            2006
  Assets
 Cash and cash equivalents                                       $509,360        $580,307
 Other Assets                                                       2,743           3,767
                                                         --------------------------------
   Total Assets                                                  $512,103        $584,074
                                                         ================================
 Liabilities and stockholders' equity

 Liabilities

 Accounts payable                                                 $14,250         $18,500

 Stockholders' equity

 Class A: no par value Authorized shares-20,000,000;
  4,588,653 shares issued and outstanding at December 31,
  2007 and 2006                                                        --              --
 Class B: no par value Authorized shares-9,000,000; no
  shares outstanding at December 31, 2007 and 2006                     --              --
 Additional paid-in capital                                    80,514,012      80,514,012
 Accumulated deficit                                         (80,016,159)    (79,948,438)
                                                         --------------------------------
   Stockholders' equity                                           497,853         565,574
                                                         --------------------------------
   Total liabilities and stockholders' equity                    $512,103        $584,074
                                                         ================================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                 For the Years Ended December 31, 2007 and 2006


                                                 2007             2006

Interest income                                 $25,046          $28,405

Expenses:
  Professional Fees                            (35,503)         (43,324)
  General and administrative expenses          (57,264)         (61,169)
                                        --------------------------------
                                               (92,767)        (104,493)
                                        --------------------------------
Other Income:
   Reversal of previously recorded
    contingency accrual                              --           40,000
  Reversal of state property accrual                 --           16,000
                                        --------------------------------
                                                     --           56,000
                                        --------------------------------
Net loss                                      $(67,721)        $(20,088)
                                        ================================
Basic and diluted loss per common share         $(0.01)          $(0.00)
                                        ================  ==============
Weighted average shares used in basic
 computation                                  4,588,653        4,588,653
                                        ================  ==============



See accompanying notes to financial statements


                            Sunshine PCS Corporation
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2007 and 2006

                                  Shares of     Shares of
                                   Class A       Class B
                                    Common        Common      Additional
                                    Stock         Stock        paid-in      Accumulated   Stockholders'
                                 Outstanding   Outstanding     capital        Deficit        equity

Balance at January 1, 2006          4,588,653            --   $80,514,012  $(79,928,350)       $585,662
Net loss                                                               --       (20,088)       (20,088)
                                 ----------------------------------------------------------------------
    Balance at December 31, 2006    4,588,653            --    80,514,012   (79,948,438)        565,574
Net loss                                                                        (67,721)       (67,721)
                                 ----------------------------------------------------------------------
    Balance at December 31, 2007    4,588,653            --   $80,514,012  $(80,016,159)       $497,853
                                 ======================================================================


         See accompanying notes to financial statements

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                 For the Years ended December 31, 2007 and 2006

                                                  2007               2006
                                             ----------------------------------
Operating activities
Net loss.................................      $  (67,721)         $  (20,088)
Adjustments to reconcile net loss to cash
used in operating activities:
Reversal of previously recorded accruals               - -            (56,000)
Decrease in other                                    1,024             1,075
assets....................
Decrease in accounts payable ............          (4,250)            (36,600)
                                             ----------------------------------
Net cash used in operating
activities..............................          (70,947)           (111,613)


Investing Activities
Net cash provided by (used in)
investing activities.....................              - -                 - -

Financing activities
Net cash provided by (used in)
financing activities.....................              - -                 - -
                                             ----------------------------------

Net change in cash.......................         (70,947)           (111,613)
Cash and cash equivalents at
beginning of year........................          580,307             691,920
                                             ----------------------------------
Cash and cash equivalents at end of
year.....................................         $509,360            $580,307
                                             ==================================

Supplemental cash flow information:
Interest paid                                          $--                 $--
Income taxes paid                                      $--                 $--

See accompanying notes to financial statements

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                December 31, 2007

1.  Organization

         Sunshine PCS Corporation ("Sunshine", or the "Company") is currently a holding company with no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage. The
Company continues to evaluate all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied, effectively liquidating the Company

         On December 31, 2003, Cingular Wireless LLC ("Cingular"), pursuant to a definitive agreement, executed on August 18, 2003 ("Sale Agreement"), acquired all of the Company's three personal communications services licenses for total net proceeds of $13.6 million. During 2003, the Company recorded an $11.1 million gain on the sale of our PCS licenses (proceeds of $13.6 million less $0.2 million expenses of sale over the remaining carrying value of the licenses of $2.4 million). Also during 2003, the Company accrued $0.5 million for Director Compensation that was attributable to their efforts in 2003, primarily the sale of the PCS licenses to Cingular. This amount was paid in 2004.

         Pursuant to the Sale Agreement, the Company agreed to the customary indemnification of Cingular, including indemnification for losses resulting from certain regulatory matters and losses resulting from the "qui tam" lawsuit that is described in Note 5. Although the Company considered it highly unlikely that it would be called upon to indemnify Cingular for any losses pursuant to the Sale Agreement, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation, No. 45 "Guarantor Accounting and Disclosure Requirements,", the Company recorded a liability of $40,000 as of December 31, 2003 which represented the Company's best estimate of the fair value of such indemnification. On November 21, 2006, the Company's obligation under this indemnification expired and the $40,000 liability was reversed.

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

          The Company maintains its cash in bank deposit accounts that are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2007 and 2006, balances in these accounts never exceeded $100,000.

         Accounts held at United States Treasury money market funds, which are not guaranteed by the FDIC or insured by the Securities Investor Protection Corporation, were approximately $6,000 and $80,000 at December 31, 2007 and 2006, respectively.

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

         Valuation allowances have been provided for deferred tax assets of approximately $1.5 million at both December 31, 2007 and 2006 respectively, as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.6 million of net federal operating tax loss carry forwards, generated in 2001 through 2006, expiring in the years 2021 through 2026. In addition, the Company has approximately $4.9 million of state net operating loss carry forwards expiring in the years 2021 through 2025.

         Cumulative temporary differences at December 31, 2007 and 2006 are as follows (amounts rounded):

                                    December 31, 2007        December 31, 2006
                                 ----------------------    ---------------------
Deferred tax assets:
Net operating losses...........   $       1,432,400         $       1,406,900
Other..........................             107,000                   107,000
                                 ----------------------    ---------------------
                                          1,539,400                 1,513,900
Valuation allowance............          (1,539,400)               (1,513,900)
                                 ----------------------    ---------------------
                                  $               -         $               -
                                 ======================    =====================


         Income tax provision (benefit) for the years ended December 31, 2007 and 2006 is comprised of (amounts rounded):

                                            2007                      2006
                                 -----------------------------------------------
Current income tax benefit                          --                     --
Deferred income tax benefit                  ($25,500)               ($7,500)
Valuation allowance                             25,500                  7,500
                                 -----------------------------------------------
  Income tax benefit                               $--                   $- -
                                 ===============================================


         The reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2007 and 2006, and the amount computed by applying the statutory federal income tax rate to net loss is as follows (amounts rounded):

                                                          2007        2006
                                                 ----------------------------
Tax benefit provision at statutory rate .........   $ (23,000)     $(6,800)
State taxes, net of federal benefit..............      (2,500)        (700)
Increase in valuation allowance..................       25,500        7,500
                                                 ----------------------------
                                                 $          --    $       --
                                                 =============   ============

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS NO. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 which delayed the effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

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

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" and SFAS No. 160, "Noncontrolling Interest in Consolidated
Financial Statements." These statements replace FASB Statement No. 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008.


3.  Loss Per Share

         The loss per share has been calculated based on actual number of shares outstanding. Warrants options and the convertible preferred have been excluded from the computation of diluted loss per share for all periods for which there are losses because their issuance would have the effect of reducing the loss per share.

4.  Stock Options

         As compensation for their services as members of the Board of Directors, on February 14, 2001, which was prior to a public trading market for our stock, Sunshine granted its directors options to purchase 150,000 shares. In addition, it granted its non-employee Chief Executive Officer options for 130,000 shares. All of options are to purchase shares of Class A Common Stock at $.75 per share. Such options vested over a three-year period from the date of grant and expired five years from the date of grant, February 13, 2006.

         On January 18, 2002, the Company's Board of Directors authorized the issuance of options for 50,000 shares of Class A common stock to a third party in connection with the construction of equipment. The exercise price of the options is $2.50 per share and the option expired on January 18, 2007.

5.       Litigation

         The Company along with Fortunet Communications, L.P., our predecessor-in-interest, as well as Victoria G. Kane, the sole stockholder of Fortunet Wireless Communication Corporation, which was previously our largest stockholder, Karen E. Johnson, our former Chief Executive Officer, and LICT Corporation ("LICT"), formerly known Lynch Interactive Corporation, among others, were named as defendants in a lawsuit brought in 2001 under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint alleged that the defendants defrauded the United States Government (the "Government") by creating "sham" bidding entities to participate in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses and unfairly obtained bidding credits and favorable government financing in these and other spectrum auctions in the mid and late 1990's.

         In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the Government $130 million, plus $9 million to the counsel of the individual who brought the lawsuit as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves. In July 2006, the definitive settlement agreements with the Government and the Relator were signed and approved by the federal judge hearing the case and the case was dismissed in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for future administrative proceedings by the FCC.

         The defendants have agreed to an allocation of the settlement amount and the payment to the Relator's counsel and the Company was not required to fund any portion thereof. The defendants have not agreed among themselves as to the share of litigation costs each defendant should ultimately bear. To date, LICT and certain other defendants have paid all legal fees associated with this action, other than the fees the Company has paid and accrued under the indemnification provisions of the agreement on the sale of our licenses to Cingular Wireless. Prior to our becoming a public company, in 2001, LICT held a significant equity ownership position in our Company and prior to the acquisition of licenses by Cingular, in 2005, LICT held notes, preferred stock and options to acquire our Class A Common Stock. LICT and the other defendants have funded approximately $8 million of the legal costs not directly attributable to any particular defendant (joint defense costs). It is currently unclear to what extent those defendants (or any other defendant) may seek to reimbursement from the Company for part or all of their defense. While management believes that it would be able to satisfy the Company's obligations under such a potential request with its current resources, there is no assurance that such could be accomplished. The Company will accrue a liability in accordance with SFAS No. 5, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

         The Company does not have any insurance to cover the costs of defending this lawsuit, which costs may be material.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with our independent registered public accountants over this period.

Item 8A.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures.

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


         (b) Management's Annual Report on Internal Control of Financial Reporting.

         The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

         This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         (c)  Changes in Internal Control over Financial Reporting

    There was no significant change in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      Name              Age                       Position
--------------------  ------  --------------------------------------------------
David S.  Ahl           61    Chairman of the Board, Chief Executive Officer
                              and Director
Robert E.  Dolan        56    Director and Assistant Secretary

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

         Robert E. Dolan has been our Assistant Secretary and a Class A director since November 2000. Mr. Dolan is also the Interim Chief Executive Officer (May 2006 to present) and Chief Financial Officer of LICT Corporation (formerly Lynch Interactive Corporation), a diversified holding company with subsidiaries primarily engaged in multimedia (September 1999 to present), and served in such capacity for Lynch Corporation, a diversified holding company with subsidiaries engaged in the manufacture of electronics components and manufacturing equipment (1993 to January 2000). He is also the Chief Financial Officer since November 2001 of Morgan Group Holding Co., a public holding company.

Committees of the Board of Directors

         We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of serves as the audit and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an "audit committee financial expert."

         We have not made any changes to the process by which shareholders may recommend nominees to the board of directors since our last annual report.

Code of Ethics

         We have not yet adopted a corporate code of ethics. Our board of directors is considering establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Legal Proceedings Involving Directors, Executive Officers and Control Persons

         Neither of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2007.

Item 10.  Executive Compensation

         No executive officer received compensation or perquisites or other personal benefits, securities or property during fiscal years ended December 31, 2005, 2006 or 2007.

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


                                                             Shares   Percentage
                                                            --------- ----------
Fortunet Wireless Communications Corporation................767,328      16.7%
Victoria G. Kane(2).........................................767,328      16.7%
Mario J.  Gabelli(3)........................................829,980(4)   18.1%
LICT Corporation(5).........................................294,217       6.4%
Robert E.  Dolan............................................    525(6)    *
All Directors and Executive Officers as a Group (4 in total)    525       *

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

(3) Includes shares beneficially owned by LICT. Mario J. Gabelli is a "control person" of LICT and therefore shares beneficially owned by LICT are set forth in the table as beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares held by LICT except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Rye, New York 10580.

(4) Includes (i) 350,014 shares owned directly by Mr. Gabelli (including 8,027 held for the benefit of Mr. Gabelli under LICT Corporation's 401(k) Savings
     Plan), (ii) 10,750 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, (iii) 175,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .5% interest and (iv) 294,117 shares of Class A common stock owned by LICT. Mr. Gabelli disclaims beneficial ownership of the shares owned by LICT, the foundation and by the partnership, except for his interest therein. The address of Mr. Gabelli is 401 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

(5)  The address of LICT is 401 Theodore Fremd Avenue, Rye, New York 10580.

(6) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 55 shares held for the benefit of Mr. Dolan under LICT Corporation's 401(k) Savings Plan.

 Item 12.  Certain Relationships and Related Transactions

         We were incorporated on July 13, 2000, and on February 14, 2001, succeeded to the rights and obligations of Fortunet Communications, L.P., in which LICT held 49.9% of the equity. At that time, LICT received 2,821,766 shares of our Class A common stock in exchange for the equity in Fortunet Communications, L.P. LICT then distributed those shares to its stockholders. We also separately issued 235,294 shares of Class A common stock to LICT.

         Robert E. Dolan, our Assistant Secretary and Director, is the Interim Chief Executive Officer and Chief Financial Officer of LICT.

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

3.4                 By-laws  of  Sunshine  PCS  Corporation   (incorporated   by
                    reference to Exhibit 3.2 of the 2001 SB-2)

4.1 Form of Subordinated Note made by Sunshine PCS Corporation to Lynch PCS Corporation A (incorporated by reference to
                    Exhibit 4.1 of the 2001 SB-2)

4.2 Warrant issued by Sunshine PCS Corporation to LICT Corporation ("LICT"), formerly known as Lynch Interactive Corporation (incorporated by reference to Exhibit 4.2 of the 2001 SB-2)

10.1 Form of Option Agreements with Directors (incorporated by reference to Exhibit 10.2 of the 2001 SB-2)

10.2 Agreement and Plan of Merger dated February 12, 2001 by and between the Company and Fortunet Communications, L.P. (incorporated by reference to Exhibit 10.3 of the 2002 SB-2)

10.3 Amended and Restated Securities Issuance Agreement, dated February 1, 2002, by and between the Company and LICT Corporation ("LICT"), formerly known as Lynch Interactive Corporation, (incorporated by reference from exhibit 10.4 of Sunshine PCS Corporation's registration statement on form SB-2 filed February 4, 2002)

10.4                Term Sheet  between the Company and GrayLink  Wireless  Inc.
                    (incorporated by reference from exhibit 10.5 of Sunshine PCS Corporation's registration statement on form SB-2 filed February 4, 2002)

10.5 Agreement for Purchase and Sale of Licenses dated August 18, 2003, by and between Sunshine PCS Corporation, Cingular Wireless LLC and for purposes of Articles X and XII, certain stockholders including LICT Corporation ("LICT"), formerly known as Lynch Interactive Corporation, (incorporated by reference to Exhibit 2.1 to Sunshine PCS Corporation's Form 8-K dated August 19, 2003)

31.1                Rule 15d-14(a) Certification of the Chief Executive Officer

31.2                Rule  15d-14(a)  Certification  of the Principal  Accounting
                    Officer

32.1                Section 1350 Certification of the Chief Executive Officer

32.2                Section  1350  Certification  of  the  Principal  Accounting
                    Officer

Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company's 2007 and 2006 financial statements was $19,500 and $18,500 respectively. The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for their review of the financial statements included in the Company's Forms 10-Q was $13,500 for 2007 and $12,000 for 2006.

Audit-Related Fees

         No audit-related fees were billed by Daszkal Bolton LLP for 2007 or 2006.

Tax Fees

         No tax fees were billed by Daszkal Bolton LLP for 2007 or 2006.

All Other Fees

         No other fees were billed by Daszkal Bolton LLP for 2007 or 2006 for services other than as set forth above.

Board's Pre-Approval Policies and Procedures

         The Board of Directors has established a pre-approval procedure with respect to the provision of services other than audit by its independent auditor. For the fiscal years ended 2007 and 2006, the Board of Directors considered that the provisions of all non-audit services were compatible with maintaining the independence of its independent auditor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York on the 26th day of March, 2007.

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



   Signature                          Title                         Date
   --------------------------------------------------------------------------

   /s/ David S. Ahl      Chairman of the Board of Directors,   March 26, 2008
   ----------------      Chief Executive Officer
   David S. Ahl

   /s/ Robert E. Dolan   Director and Assistant Secretary      March 26, 2008
   -------------------
   Robert E. Dolan