Form 10KSB/A
period 2007-12-31
SUNSHINE PCS CORP
filed 2008-04-09
CIK 1128735

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
(Mark One)

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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [_] No [X]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _X_ No ___

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-KSB/A is an amendment to Sunshine PCS Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 ("2007 Annual Report"). We are filing this Amendment No. 1 on Form 10-KSB/A solely for the purpose of adding the conformed signature of the Company's independent auditors to their report originally included on page 7 of the 2007 Annual Report. The signature was inadvertently omitted from the EDGAR version of the 2007 Annual Report that was filed with the Commission, and the Company confirms that at the time the 2007 Annual Report was filed, it had received a manually signed copy of the report from its independent auditors.


     While the changes effected by this Amendment No. 1 are solely to amend the 2007 Annual Report as described above, we have set forth in this Amendment No. 1 the complete text of "Item 7. Financial Statements" from the 2007 Annual Report, as well as updated officers certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934.

     This Amendment No. 1 on Form 10-KSB/A to our 2007 Annual Report continues to speak as of the date of our 2007 Annual Report, and we have not updated, modified or amended any other disclosure to reflect developments since the original filing date or otherwise.


Item 7.  Financial Statements

                                      INDEX
                            Sunshine PCS Corporation


Report of Independent Registered Public Accounting firm...............      7
Balance Sheets as of  December 31, 2007 and 2006......................      8
Statements of Operations for the years ended December 31, 2007 and 2006     9
Statement of Changes in Stockholders'
Equity for the years ended December 31, 2007 and 2006.................     10
Statements of Cash Flows for the years ended December 31, 2007 and 2006    11
Notes to Financial Statements.........................................    12-15

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

/s/  DASZKALBOLTON LLP

March 25, 2008
Boca Raton, Florida

                            Sunshine PCS Corporation
                                 Balance Sheets
                        As of December 31, 2007 and 2006


                                                                    2007              2006
      Assets

     Cash and cash equivalents                                 $       509,360   $       580,307
     Other Assets                                                        2,743             3,767
                                                             ----------------- ------------------
       Total Assets                                            $       512,103   $       584,074
                                                             ================= ==================
Liabilities and stockholders' equity

     Liabilities

     Accounts payable                                          $        14,250   $        18,500

     Stockholders' equity

     Class A: no par value Authorized shares-20,000,000;
      4,588,653 shares issued and outstanding at December 31,
      2007 and 2006                                                         --                --
     Class B: no par value Authorized shares-9,000,000; no
      shares outstanding at December 31, 2007 and 2006                      --                --
     Additional paid-in capital                                     80,514,012        80,514,012
     Accumulated deficit                                           (80,016,159)      (79,948,438)
                                                             ----------------- ------------------
       Stockholders' equity                                            497,853           565,574
                                                             ----------------- ------------------
       Total liabilities and stockholders' equity              $       512,103   $       584,074
                                                             ================= ==================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                 For the Years Ended December 31, 2007 and 2006

                                             2007              2006

Interest income                        $        25,046  $         28,405

Expenses:
  Professional Fees                            (35,503)          (43,324)
  General and administrative expenses          (57,264)          (61,169)
                                      ---------------- ------------------
                                               (92,767)         (104,493)
                                      ---------------- ------------------
Other Income:
   Reversal of previously recorded
    contingency accrual                             --            40,000
  Reversal of state property accrual                --            16,000
                                      ---------------- ------------------
                                                    --            56,000
                                      ---------------- ------------------
Net loss                               $       (67,721) $        (20,088)
                                      ================ ==================
Basic and diluted loss per common
 share                                 $         (0.01) $          (0.00)
                                      ================ ==================
Weighted average shares used in basic
 computation                                 4,588,653         4,588,653
                                      ================ ==================

See accompanying notes to financial statements

                            Sunshine PCS Corporation
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2007 and 2006

                                      Shares of Class A    Shares of Class B
                                         Common Stock         Common Stock     Additional paid-  Accumulated   Stockholders'
                                          Outstanding          Outstanding        in capital       Deficit         equity

Balance at January 1, 2006                      4,588,653                   --  $    80,514,012  $(79,928,350)  $   585,662
Net loss                                                                                     --       (20,088)      (20,088)
                                      ------------------- -------------------- ---------------- -------------- -------------
    Balance at December 31, 2006                4,588,653                   --       80,514,012   (79,948,438)      565,574
Net loss                                                                                              (67,721)      (67,721)
                                      ------------------- -------------------- ---------------- -------------- -------------
    Balance at December 31, 2007                4,588,653                   --  $    80,514,012  $(80,016,159)  $   497,853
                                      =================== ==================== ================ ============== =============

      See accompanying notes to financial statements

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                 For the Years ended December 31, 2007 and 2006

                                        2007            2006
                                  --------------- ---------------
Operating activities
Net loss                           $     (67,721)  $     (20,088)
Adjustments to reconcile net loss
 to cash used in operating
 activities:
Reversal of previously recorded
 accruals                                    - -         (56,000)
Decrease in other assets                   1,024           1,075
Decrease in accounts payable              (4,250)        (36,600)
                                  --------------- ---------------
Net cash used in operating
 activities                              (70,947)       (111,613)

Investing Activities
Net cash provided by (used in)
investing activities                         - -             - -

Financing activities
Net cash provided by (used in)
financing activities                         - -             - -
                                  --------------- ---------------

Net change in cash                       (70,947)       (111,613)
Cash and cash equivalents at
beginning of year                        580,307         691,920
                                  --------------- ---------------
Cash and cash equivalents at end
 of
year                               $     509,360   $     580,307
                                  =============== ===============

Supplemental cash flow
 information:
Interest paid                      $          --   $          --
Income taxes paid                  $          --   $          --

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

     Cumulative temporary differences at December 31, 2007 and 2006 are as follows (amounts rounded):

                              December 31, 2007   December 31, 2006
                             ------------------- -------------------
Deferred tax assets:
Net operating losses          $       1,432,400   $       1,406,900
Other                                   107,000             107,000
                             ------------------- -------------------
                                      1,539,400           1,513,900
Valuation allowance                  (1,539,400)         (1,513,900)
                             ------------------- -------------------
                              $               -   $               -
                             =================== ===================

      Income tax provision (benefit) for the years ended December 31, 2007 and 2006 is comprised of (amounts rounded):

                                         2007                2006
                                --------------------- ----------------
Current income tax benefit                        --               --
Deferred income tax benefit                 ($25,500)         ($7,500)
Valuation allowance                           25,500            7,500
                                --------------------- ----------------
  Income tax benefit             $                --   $          - -
                                ===================== ================


      The reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2007 and 2006, and the amount computed by applying the statutory federal income tax rate to net loss is as follows (amounts rounded):

                                                2007            2006
                                         ---------------- ----------------
Tax benefit provision at statutory rate   $       (23,000) $       (6,800)
State taxes, net of federal benefit                (2,500)           (700)
Increase in valuation allowance                    25,500           7,500
                                         ---------------- ----------------
                                          $            --  $           --
                                         ================ ================

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

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer

31.2        Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1        Section 1350 Certification of the Chief Executive Officer

32.2        Section 1350 Certification of the Principal Accounting Officer

                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York on the 9th day of April, 2008.

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



        Signature                            Title                        Date
--------------------------------------------------------------------------------

/s/ David S. Ahl              Chairman of the Board of Directors,  April 9, 2008
----------------
David S. Ahl                  Chief Executive Officer

/s/ Robert E. Dolan           Director and Assistant Secretary     April 9, 2008
-------------------
Robert E. Dolan