Form 10-Q
period 2008-03-31
SUNSHINE PCS CORP
filed 2008-05-12
CIK 1128735

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _______________
Commission file number                333-50948
                       ----------------------------------------


                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            30-0076986
-------------------------------                           ------------------
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

           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [  ]               Accelerated filer   [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
                                             Smaller reporting company   [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).             [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
       Class                                  Outstanding at April 30, 2008
       -----                                  --------------------------------
       Common Stock,                                   4,588,653


================================================================================

                            SUNSHINE PCS CORPORATION
                            ------------------------



PART I    FINANCIAL INFORMATION
------------------------------

Item 1.   Unaudited Financial Statements

          Condensed Balance Sheets as of
          March 31, 2008 and December 31, 2007

          Condensed Statements of Operations for the Three months ended March 31, 2008 and 2007

          Condensed Statements of Cash Flow for the
          Three months ended March 31, 2008 and 2007

          Notes to Condensed Financial
          Statements as of March 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Analysis of Market Risk

Item 4.   Controls and Procedures

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports

SIGNATURES
----------

Item 1.   Financial Statements



                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                 March 31,          December 31,
                                                                   2008                 2007
                                                            ----------------------------------------

Assets
Cash and cash equivalents                                              $499,893            $509,360
Other assets                                                              2,493               2,743
                                                            ----------------------------------------
     Total assets                                                      $502,386            $512,103
                                                            ========================================


Liabilities and stockholders' equity
Accounts payable and accrued expenses                                   $14,750             $14,250

Stockholders' equity
Common stock
Class A: No par value; authorized shares-20,000,000;                         --                  --
4,588,653 shares outstanding at March 31, 2008
 and December 31, 2007
Class B: No par value; authorized shares-9,000,000;                          --                  --
no shares outstanding at March 31, 2008 and
 December 31, 2007.
Additional paid-in capital                                           80,514,012          80,514,012
Accumulated deficit                                                 (80,026,376)        (80,016,159)
                                                            ----------------------------------------
     Total stockholders' equity                                         487,636             497,853
                                                            ----------------------------------------
Total liabilities and stockholders' equity                             $502,386            $512,103
                                                            ========================================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                           2008               2007
                                                                      -------------------------------------


Interest income                                                               $ 3,916              $ 6,745
Expenses:
  General & administrative expenses                                            (9,133)             (15,507)
  Professional fees                                                            (5,000)              (6,503)
                                                                      -------------------------------------
Net loss                                                                     $(10,217)            $(15,265)
                                                                      =====================================


Basic and diluted loss per common share                                        $(0.00)              $(0.00)

Weighted average shares used in basic computation                           4,588,653            4,588,653


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                    Three Months ended March 31,
                                                                                    ----------------------------
                                                                                         2008                2007
                                                                              ----------------------------------------

Operating activities
Net loss                                                                              $(10,217)              $(15,265)
Adjustments to reconcile net loss to cash used in operating activities:
    Decrease in other assets                                                               250                    300
    Increase in accounts payable and accrued expenses                                      500                 (4,000)
                                                                              ----------------------------------------
       Net cash used in operating activities                                            (9,467)               (18,965)
                                                                              ----------------------------------------
Net decrease in cash                                                                    (9,467)               (18,965)
                                                                              ----------------------------------------
Cash and cash equivalents at beginning of period                                       509,360                580,307
                                                                              ----------------------------------------
       Cash and cash equivalents at end of period                                     $499,893               $561,342
                                                                              ========================================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                 March 31, 2008

Note - 1 Organization
---------------------

Sunshine PCS Corporation was incorporated in the state of Delaware on July 13, 2000. Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the company sold all of the licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of the PSC licenses and wind down of the Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The company is currently evaluating all options available to us at this time. One option is to make a further distribution of any remaining cash after all accounts payable and other liabilities are satisfied.

Note - 2 Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value with GAAP, and expands disclosures about fair value measurements. The Statement the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008.The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."
SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.

The company does not anticipate that the adoption of these standards will have a material effect on the company's financial position.

Note - 3  Income Taxes
----------------------

During the three months ended March 31, 2008, the Company recorded a combined federal and state tax benefit of approximately $3,900. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note - 4  Commitments and Contingencies
---------------------------------------

The company has no commitments and no contingencies.


Item 2.   Management's Discussion and Analysis of Financial Condition and Plan
------------------------------------------------------------------------------
          of Operations.
          --------------

Overview

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

Results of Operations

During the three months ended March 31, 2008, our net loss was $10,217 as compared to net loss of $15,265 for the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company recorded $3,916 of interest income as compared to $6,745 for the three month's ended March 31, 2007 as a result of lower interest rates in the Company investments in the United States Treasury Securities and lower average investment balances.

Professional fees were $5,000 for the three month ended March 31, 2008 and $6,503 for the three months ended March 31, 2007.

General and administration expenses were $9,133 during the three months ended March 31, 2008 as compared to $15,507 recorded during the three months period ended March 31, 2007. The Company recorded lower professional fees in the First Quarter of 2008 compared to 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company's primary asset was $499,893 in cash and $509,360 at December 31, 2007.

Off Balance Sheet Arrangements

None

Item 3.   Quantitative and Qualitative Analysis of Market Risk
--------------------------------------------------------------

The Company is minimally exposed to changes in market risk as of March 31, 2008. The Company considers its assets as highly liquid investments, which consist principally of cash and cash equivalents.

Item 4.   Controls and Procedures
---------------------------------

(a)  Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

PART II.  OTHER INFORMATION
----------------------------





Item 6.   Exhibits and Reports
          --------------------

            Exhibit 31.1 - Chief Executive Officer Rule 15d-14(a) Certification.
            Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a)
                           Certification.
            Exhibit 32.1 - Chief Executive Officer Section 1350 Certification.
            Exhibit 32.2 - Principal Financial Officer Section 1350
                           Certification.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 12th of May 2008.




                                        SUNSHINE PCS CORPORATION

                                        By: /s/ David S. Ahl
                                            ------------------------------------
                                            David S. Ahl
                                            Chief Executive Officer