Form 10-Q
period 2008-06-30
SUNSHINE PCS CORP
filed 2008-08-08
CIK 1128735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from               to
                               -------------    ---------------
Commission file number              333-50948
                       -------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                        Accelerated  filer [ ]
Non-accelerated  filer [ ] (Do not check if a      Smaller reporting company [X]
                           smaller reporting
                           company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
       Class                                   Outstanding at July 31, 2008
       -----                                   ----------------------------
    Common Stock,                                        4,588,653

================================================================================

                            SUNSHINE PCS CORPORATION
                            ------------------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1 .  Unaudited Financial Statements

          Condensed Balance Sheets as of
          June 30, 2008 and December 31, 2007

          Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007

          Condensed Statements of Cash Flow for the six months ended June 30, 2008 and 2007

          Notes to Condensed Financial Statements as of June 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Analysis of Market Risk

Item 4.   Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item  6.  Exhibits and Reports

SIGNATURES
----------

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                      June 30,    December 31,
                                                        2008          2007
                                                    ---------------------------
Assets
Cash and cash equivalents                              $473,984       $509,360
Other assets                                              3,861          2,743
                                                    ---------------------------
         Total assets                                  $477,845       $512,103
                                                    ===========================

Liabilities and stockholders' equity
Accounts payable and accrued expenses                    $4,500        $14,250

Stockholders' equity
Common stock
Class A: No par value; authorized shares-20,000,000;
 4,588,653 shares outstanding at June  30, 2008
 and December 31, 2007                                       --             --
Class B: No par value; authorized shares-9,000,000;
no shares outstanding at June  30, 2008 and
 December 31, 2007;                                          --             --
Additional paid-in capital                           80,514,012     80,514,012
Accumulated deficit                                 (80,040,667)   (80,016,159)
                                                    ---------------------------
     Total stockholders' equity                         473,345        497,853
                                                    ---------------------------
Total liabilities and stockholders' equity             $477,845       $512,103
                                                    ===========================

See accompanying notes to financial statements.


                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                      Three months ended June 30,       Six months ended June 30,
                                                    --------------------------------  -----------------------------
                                                           2008             2007          2008             2007
                                                    ---------------------------------------------------------------
Interest income                                             $2,327           $6,662        $6,243          $13,407
Expenses:
    Professional fees                                      (5,618)          (5,000)      (10,618)         (11,503)
    General & administrative expenses                     (11,000)         (18,208)      (20,133)         (33,715)
                                                    ---------------------------------------------------------------
        Net loss                                         ($14,291)        ($16,546)     ($24,508)        ($31,811)
                                                    ===============================================================

Basic and diluted loss per share                           ($0.00)          ($0.00)       ($0.01)          ($0.01)

Weighted average shares used in basic and diluted
computation                                              4,588,653        4,588,653     4,588,653        4,588,653

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months ended June 30,
                                                      --------------------------
                                                          2008         2007
                                                      --------------------------
Operating activities
Net loss                                                $(24,508)     $(31,811)
Adjustments to reconcile net loss to cash used in
operating activities:
    (Increase) decrease in other assets                   (1,118)           600
    Increase in accounts payable and accrued expenses     (9,750)      (14,000)
                                                      --------------------------
       Net cash used in operating activities             (35,376)      (45,211)
                                                      --------------------------
Net decrease in cash                                     (35,376)      (45,211)
                                                      --------------------------
Cash and cash equivalents at beginning of period          509,360       580,307
                                                      --------------------------
Cash and cash equivalents at end of period               $473,984      $535,096
                                                      ==========================





See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                  June 30, 2008

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

Note - 2 Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value with GAAP, and expands disclosures about fair value measurements. The Statement the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The company does not anticipate that the adoption of these standards will have a material effect on the company's financial position.

Note - 3  Income Taxes
----------------------

During the three and six months ended June 30, 2008, the Company recorded a combined federal and state tax benefit of approximately $5,500 and $9,200, respectively. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note - 4  Commitments and Contingencies
---------------------------------------

The company has no commitments and no contingencies.


Item 2.   Management's Discussion  and Analysis of Financial Condition and Plan
-------------------------------------------------------------------------------
of Operations.
--------------

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

Results of Operations

During the three months ended June 30, 2008, our net loss was $14,291 as compared to net loss of $16,546 for the three months ended June 30, 2007. For the six months ended June 30, 2008, our net loss was $24,508 as compared to a net loss of $31,811 for the six months ended June 30, 2007.

During the three months ended June 30, 2008, the Company recorded $2,327 of interest income as compared to $6,662 for the three months' ended June 30, 2007. For the six months ended June 30, 2008 and 2007, interest income was $6,243 and $13,407, respectively. The decline in interest income for both periods was the result of lower interest rates on the Company's investments in the United States Treasury Securities and lower average investment balances.

General and administration expenses were $11,000 during the three months ended June 30, 2008 as compared to $18,208 during the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses were $20,133 as compared to $33,715 for the six months ended June 30, 2007. The Company recorded lower general and administrative expenses for both periods by reducing the fees paid to its administrative and management consulting firm by 50%.

Professional fees were $5,618 for the three month ended June 30, 2008 slightly less than the $5,000 incurred during the three months ended June 30, 2007. For the six months ended June 30, 2008, professional fees were $10,618 also slightly less than the $11,503 incurred during the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company's primary asset was $473,984 in cash as compared to and $509,360 at December 31, 2007.

Off Balance Sheet Arrangements

None

Item 3.   Quantitative and Qualitative Analysis of Market Risk
--------------------------------------------------------------

The Company is minimally exposed to changes in market risk as of June 30, 2008. The Company considers its assets as highly liquid investments, which consist principally of cash and cash equivalents.

Item 4.  Controls and Procedures
--------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 8th of August 2008.




                                        SUNSHINE PCS CORPORATION

                                        By: /s/ David S. Ahl
                                           -------------------------------------
                                            David S. Ahl
                                            Chief Executive Officer