Form 10-Q
period 2008-09-30
SUNSHINE PCS CORP
filed 2008-11-10
CIK 1128735

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

                For the quarterly period ended September 30, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _______________
Commission file number __________333-50948______________


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

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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
[X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                            Outstanding at October 31, 2008
            -----                            -------------------------------
Common Stock,                                          4,588,653

================================================================================

                            SUNSHINE PCS CORPORATION
                            ------------------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Unaudited Financial Statements

         Condensed Balance Sheets as of
         September 30, 2008 and December 31, 2007

         Condensed Statements of Operations for the Three and nine months ended September 30, 2008 and 2007

         Condensed Statements of Cash Flow for the
         Nine months ended September 30, 2008 and 2007

         Notes to Condensed Financial Statements as of September 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Analysis of Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports

SIGNATURES
----------

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                September 30,        December 31,
                                                                    2008                2007
                                                             ------------------- -------------------
Assets
Cash and cash equivalents                                              $463,807            $509,360
Other assets                                                              1,992               2,743
                                                             ---------------------------------------
        Total assets                                                   $465,799            $512,103
                                                             =======================================

Liabilities and stockholders' equity
Accounts payable and accrued expenses                                    $4,500             $14,250

Stockholders' equity
Common stock
Class A: No par value; authorized shares- 20,000,000;                        --                  --
  4,588,653 shares outstanding at September 30, 2008 and
  December 31, 2007
Class B: No par value; authorized shares- 9,000,000;                         --                  --
  no shares outstanding at September 30, 2008 and
  December 31, 2007;
Additional paid-in capital                                           80,514,012          80,514,012
Accumulated deficit                                                 (80,052,713)        (80,016,159)
                                                             ---------------------------------------
     Total stockholders' equity                                         461,299             497,853
                                                             ---------------------------------------
Total liabilities and stockholders' equity                             $465,799            $512,103
                                                             =======================================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                              Three Months ended                Nine Months ended
                                                              ------------------                -----------------
                                                                 September 30,                     September 30,
                                                                 -------------                     -------------
                                                               2008             2007             2008            2007
                                                       -------------------------------------------------------------------
Interest income                                                 $2,175           $6,215           $8,418          $19,622
Expenses:
   Professional Fees                                            (4,500)          (4,500)         (15,118)         (16,003)
   General Administrative Expenses                              (9,721)         (14,251)         (29,854)         (47,967)
                                                       -------------------------------------------------------------------
       Net loss                                               ($12,046)        ($12,536)        ($36,554)        ($44,348)
                                                       ===================================================================

Basic and diluted loss per share                                ($0.00)          ($0.00)          ($0.01)          ($0.01)

Weighted average shares used in basic and diluted
computation                                                  4,588,653        4,588,653        4,588,653        4,588,653


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                  Nine Months ended September 30,
                                                                                  -------------------------------
                                                                                        2008                2007
                                                                              ---------------------------------------
Operating activities
Net loss                                                                                $(36,554)           $(44,348)
Adjustments to reconcile net loss to cash used in operating activities:
   Decrease (Increase) in other assets                                                       751                (377)
   (Decrease) in accounts payable and accrued expenses                                    (9,750)
                                                                                                             (14,000)
                                                                              ---------------------------------------
     Net cash used in operating activities                                               (45,553)            (58,725)
                                                                              ---------------------------------------
Net decrease in cash                                                                     (45,553)            (58,725)
Cash and cash equivalents at beginning of period                                         509,360             580,307
                                                                              ---------------------------------------
Cash and cash equivalents at end of period                                              $463,807            $521,582
                                                                              =======================================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                               September 30, 2008

Note - 1  Organization
----------------------

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

Note - 2  Basis of Presentation
-------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 10 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have material impact on our condensed consolidated financial statements.

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

Note - 3  Income Taxes
----------------------

During the three and nine months ended September 30, 2008, the Company recorded a combined federal and state tax benefit of approximately $4,500 and $13,800, respectively. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operations.
-----------

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

Results of Operations

During the three months ended September 30, 2008, our net loss was $12,046 as compared to net loss of $12,536 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, our net loss was $36,554 as compared to a net loss of $44,348 for the nine months ended September 30, 2007.

During the three months ended September 30, 2008, the Company recorded $2,175 of interest income as compared to $6,215 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, interest income was $8,418 and $19,622, respectively. The decline in interest income for both periods was the result of lower interest rates on the Company's investments in the United States Treasury Securities and lower average investment balances.

General and administration expenses were $9,721 during the three months ended September 30, 2008 as compared to $14,251 during the three months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative expenses were $29,854 as compared to $47,967 for the nine months ended September 30, 2007. The Company recorded lower general and administrative expenses for both periods by reducing the fees paid to its administrative and management consulting firm by 50% beginning October 2007.

Professional fees were $4,500 for the three months ended September 30, 2008 and the three months ended September 30, 2007. For the nine months ended September 30, 2008, professional fees were $15,118 and $16,003 during the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company's primary asset was $463,807 in cash as compared to and $509,360 at December 31, 2007.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Analysis of Market Risk
-------------------------------------------------------------

The Company is minimally exposed to changes in market risk as of September 30, 2008. The Company considers its assets as highly liquid investments, which consist principally of cash and cash equivalents.

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

PART II. OTHER INFORMATION
--------------------------




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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 7 of November 2008.




                                       SUNSHINE PCS CORPORATION

                                       By:  /s/ David S. Ahl
                                           -------------------------------------
                                            David S. Ahl
                                            Chief Executive Officer