Form 10-K
period 2008-12-31
SUNSHINE PCS CORP
filed 2009-03-26
CIK 1128735

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
                           -----------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number:  333-50948

                            SUNSHINE PCS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                                30-0076986
                     --------                                ----------
            State of other jurisdiction                   (I.R.S. Employer
           incorporation or organization                 Identification No.)

          65 Highland Road, Rye, New York                       10580
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (914) 967-3285
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                      Accelerated filer [  ]
Non-accelerated filer [  ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of March 17, 2009, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $12,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 4,588,653 as of March 17, 2009.

================================================================================

                            SUNSHINE PCS CORPORATION
                                TABLE OF CONTENTS
                                                                        Page No.

Item 1.    Business.                                                       4

Item 1A.   Risk Factors.

Item 1B.   Unresolved Staff Comments.

Item 2.    Properties.                                                     4

Item 3.    Legal Proceedings.                                              4

Item 4.    Submission of Matters to a Vote of Security Holders.            5

Item 5.    Market For Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.              5

Item 6.    Selected Financial Data.                                        5

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      6

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.      7

Item 8.    Financial Statements and Supplementary Data.                    7-15

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                       16

Item 9A.   Controls and Procedures.                                        16

Item 9B.   Other Information.                                              17

Item 10.   Directors, Executive Officers and Corporate Governance.         17-18

Item 11.   Executive Compensation.                                         19

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.                     19-20

Item 13.   Certain Relationships and Related Transactions and
           Director Independence.                                          20

Item 14.   Principal Accountant Fees and Services.                         20

Item 15.   Exhibits, Financial Statement Schedules.                        20

           Signatures

                                     PART I
                                     ------

Item 1.  Business.

         Sunshine PCS Corporation ("we", "Sunshine", or the "Company") is currently a holding company with $442,026 in cash and cash equivalents as of December 31, 2008. We currently have no appreciable operations other than maintenance status as a public company. We are continuing to evaluate all options available to us at this time.

         Prior to December 31, 2003, we were in the business of developing our three personal communication services licenses in Florida. On that date, we completed the sale of our three 15 megahertz C-Block per personal communications services licenses to Cingular Wireless LLC for $13,600,000 in cash.

Item 1A. Risk Factors.

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the risk factors specified in
Item 503(c) of Regulation S-K.


Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         The Company does not own any property.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.


         The shares of our Class A common stock trade on the over-the-counter market in the Pink Sheets, under the symbol: SNSHA.PK The following table sets forth the high and low market prices of the Class A common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                          High             Low
                                                          ----             ---

2008 Fiscal Year
----------------
First Quarter                                           $0.030          $0.002
Second Quarter                                          $0.010          $0.003
Third Quarter                                           $0.003          $0.003
Fourth Quarter                                          $0.004          $0.003

2007 Fiscal Year
----------------
First Quarter                                           $0.002         $0 .015
Second Quarter                                          $0.015          $0.015
Third Quarter                                           $0.015          $0.015
Fourth Quarter                                          $0.010          $0.040


         As of March 17, 2009, there were approximately 600 holders of record of the Company's common stock.

         In 2003, we used a portion of the sales proceeds from the sale of our three licenses to acquire all of our preferred stock and warrants held by Lynch Interactive Corporation for an aggregate amount of $7,587,000 and all of our outstanding Class B Common Stock for an aggregate amount of $613,863.

         On March 2, 2004, our Board of Directors declared a cash distribution on our Class A common stock of $0.83 per share, we made the cash distribution March 19, 2004. The Company does not anticipate to pay cash dividends in the foreseeable future.

         During the fiscal year ended December 31, 2008, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its stockholders.

Item 6.  Selected Financial Data.

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data specified in Item 303 of Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         Overview

         As of December 31, 2008, the Company's only assets consisted of $442,026 in cash and a net operating loss carry-forward of approximately $3.7 million incurred over the years starting in year 2001 through the current year. The loss carryover may be carried forward 20 years which would expire starting in 2021. The ability to utilize this loss carry-forward is dependent on the Company's ability to generate a taxable income prior to its expiration.

         The Company currently has no operating revenues, its only costs are the administrative expenses required to comply with the regulatory filings required to maintain its public status. These costs are estimated at $65,000 to $75,000 per year.

         We are evaluating all options available to the Company at this time.

         Results of Operations

         For the year ended December 31, 2008, our net loss was $63,334 as compared to net loss of $67,721 in 2007.

         The interest income was $9,947 in year 2008 compared to $25,046 for year 2007. The decline in interest income was the result of lower interest rates on the Company's investments in the United States Treasury Securities and lower average investment balances.

         General and administration expenses for year 2008 were $39,163 as compared to $57,264 during year 2007. The Company recorded lower general and administrative expenses for the year by reducing the fees paid to its administrative and management consulting firm by 50% beginning October 2007. Professional fees were $34,118 for year 2008 about the same as for year 2007.

         Liquidity and Capital Resources

         At December 31, 2008, we had $442,026 in cash and cash equivalents as compared to $509,360 at December 31, 2007. During year 2009, the Company expects to pay about $75,000 in costs and expenses. These costs do not include any unusual transactions that may incur during the year.

         Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

         Recently Issued Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 [for financial assets and liabilities]. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company's financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company's financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on our financial statements. We expect that the adoption of this standard will have no impact on our financial statements.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material impact on our financial statements. We expect that the adoption of this standard will have no impact on our financial statements.

Item 7A. Quantitive and Qualitative Analysis of Market Risk.

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.


Item 8.  Financial Statements and Supplementary Data.

         Report of Independent Registered Public Accounting Firm

         Balance Sheets as of
         December 31, 2008 and 2007

         Statements of Operations for the
         Years Ended December 31, 2008 and 2007

         Statements of Cash Flows for the
         Years Ended December 31, 2008 and 2007

         Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007

         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of Sunshine PCS Corporation
Rye, New York


We have audited the accompanying balance sheets of Sunshine PCS Corporation (the "Company") as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Sunshine PCS Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 20, 2009

                            Sunshine PCS Corporation
                                 Balance Sheets
                        As of December 31, 2008 and 2007


                                                         2008          2007
 Assets

Cash and cash equivalents                            $     442,026 $     509,360
Other Assets                                                 1,993         2,743
                                                     ---------------------------
 Total Assets                                        $     444,019 $     512,103
                                                     ===========================
Liabilities and stockholders' equity

Liabilities

Accounts payable                                     $       9,500 $      14,250

Stockholders' equity

Class A: no par value Authorized shares-20,000,000;
 4,588,653 shares issued and outstanding at December
 31, 2008 and 2007                                              --            --
Class B: no par value Authorized shares-9,000,000;
 no shares outstanding at December 31, 2008 and 2007            --            --
Additional paid-in capital                              80,514,012    80,514,012
Accumulated deficit                                   (80,079,493)  (80,016,159)
                                                     ---------------------------
 Stockholders' equity                                      434,519       497,853
                                                     ---------------------------
 Total liabilities and stockholders' equity          $     444,019 $     512,103
                                                     ===========================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Operations
                 For the Years Ended December 31, 2008 and 2007

                                                            2008        2007

      Interest income                                    $    9,947  $   25,046
      Expenses:
        Professional fees                                   (34,118)    (35,503)
        General and administrative expenses                 (39,163)    (57,264)
                                                         -----------------------
                                                            (73,281)    (92,767)
                                                         -----------------------
      Net loss                                           $  (63,334) $  (67,721)
                                                         =======================
      Basic and diluted loss per common share            $    (0.01) $    (0.01)
                                                         =========== ===========
      Weighted average shares used in basic computation   4,588,653   4,588,653
                                                         =========== ===========

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                            Statements of Cash Flows
                 For the Years ended December 31, 2008 and 2007


                                                      2008          2007
                                                  -------------------------
Operating activities
Net loss                                          $  (63,334)   $  (67,721)
Adjustments to reconcile net loss to cash used
 in operating activities:
Decrease in other assets                                 750         1,024
Decrease in accounts payable                          (4,750)       (4,250)
                                                  -------------------------
Net cash used in operating activities                (67,334)      (70,947)
                                                  -------------------------

Investing Activities
Net cash provided by (used in)
investing activities                                     - -           - -

Financing activities
Net cash provided by (used in)
financing activities                                     - -           - -
                                                  -------------------------

Net decrease in cash                                 (67,334)      (70,947)
Cash and cash equivalents at
beginning of year                                    509,360       580,307
                                                  -------------------------
Cash and cash equivalents at end of
year                                              $  442,026    $  509,360
                                                  =========================

Supplemental cash flow information:
Interest paid                                     $       --    $       --
Income taxes paid                                 $       --    $       --

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Statement of Stockholders' Equity
                 For the Years Ended December 31, 2008 and 2007

                                     Shares of      Shares of
                                      Class A        Class B
                                       Common         Common     Additional
                                       Stock          Stock        paid-in    Accumulated
                                    Outstanding    Outstanding     capital      Deficit     Stockholders'equity

Balance at January 1, 2007              4,588,653 $           --  80,514,012 $  79,948,438)          $ 565,574
Net loss                                                                  --       (67,721)            (67,721)
                                   -------------- -------------- ----------- -------------- -------------------
Balance at December 31, 2007            4,588,653 $           --  80,514,012   (80,016,159)            497,853
Net loss                                                                           (63,334)            (63,334)
                                   -------------- -------------- ----------- -------------- -------------------
Balance at December 31, 2008            4,588,653 $           --  80,514,012   (80,079,493)          $ 434,519
                                   ============== ============== =========== ============== ===================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements


Note 1   Basis of Presentation and Significant Accounting Principles
         -----------------------------------------------------------

Basis of Presentation
---------------------

         Sunshine PCS Corporation ("Sunshine", or the "Company") is currently a holding company with no appreciable operations other than maintenance status as a public company and, therefore, is no longer in the development stage. The Company continues to evaluate all options available to us at this time.
the Company

Significant Accounting Principles
---------------------------------

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

Cash and Cash Equivalents

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

         The Company maintains its cash in bank deposit accounts that are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 at December 31, 2008 and $100,000 at December 31, 2007. During 2008 and 2007, balances in these accounts never exceeded the insured limit.

         Accounts held at United States Treasury money market funds, which are not guaranteed by the FDIC or insured by the Securities Investor Protection Corporation, were approximately $442,000 and $509,000 at December 31, 2008 and 2007, respectively.

Fair Values of Financial Instruments

         The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. All financial instruments are accounted for on a historical cost basis, which approximates fair value given the short-term nature of these instruments

Loss Per Share

         The loss per share has been calculated based on average number of shares outstanding.

Recently Issued Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 [for financial assets and liabilities]. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company's financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company's financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on our financial statements. We expect that the adoption of this standard will have no impact on our financial statements.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material impact on our financial statements. We expect that the adoption of this standard will have no impact on our financial statements.


Note 2.  Income Taxes
         ------------

         Sunshine (a "C" corporation for Federal tax purposes) files a U.S. Federal income tax return. Accordingly at the date of the reorganization, Sunshine provided for deferred income taxes for temporary differences (primarily the reserve for impairment of PCS licenses) between the financial statement and tax bases of Sunshine's assets and liabilities.

         Valuation allowances have been provided for deferred tax assets of approximately $1.5 million at both December 31, 2008 and 2007 respectively, as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilizable. The Company currently has $3.7 million of federal operating tax loss carry forward, incurred over the years starting in year 2001 through the current year. The loss carryover may be carried forward 20 years which would expire starting in 2021. The ability to utilize this loss carry-forward is dependent on the Company's ability to generate a taxable income prior to its expiration.


         Cumulative temporary differences at December 31, 2008 and 2007 are as follows (amounts rounded):

                                    December 31, 2008     December 31, 2007
                                   -------------------   -------------------
Deferred tax assets:
Net operating losses               $        1,453,900    $        1,432,400
Other                                         107,000               107,000
                                   -------------------   -------------------
                                            1,560,900             1,539,400
Valuation allowance                        (1,560,900)           (1,539,400)
                                   -------------------   -------------------
                                   $                -    $                -
                                   ===================   ===================

         Income tax provision (benefit) for the years ended December 31, 2008 and 2007 is comprised of (amounts rounded):

                                          2008                2007
                                    -------------------------------------
Current income tax benefit                        --                  --
Deferred income tax benefit                 ($21,500)           ($25,500)
Decrease in valuation allowance               21,500              25,500
                                    -------------------------------------
  Income tax benefit                $             --    $             --
                                    =====================================

         The reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2008 and 2007, and the amount computed by applying the statutory federal income tax rate to net loss is as follows (amounts rounded):

                                               2008           2007
                                           ---------------------------
Tax benefit provision at statutory rate    $   (21,500)    $  (25,500)
State benefit                                        0              0
Increase in valuation allowance                 21,500         25,500
                                           ---------------------------
                                           $        --     $       --
                                           ============    ===========

         In June 2006, the FASB issued Interpretation No 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust the financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The Company adopted the provisions of FIN 48 on January 1, 2008. The adoption of FIN 48 did not have a material impact on the financial condition or results of operations.

         Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. The Company's evaluation was performed for the tax years ended December 31, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008. In addition, management does not believe the Company would be subject to any interest or penalties relative to any open tax years and, therefore, has not accrued any such amounts. If the Company was to incur any interest and/or penalties in connection with income tax deficiencies, management would classify interest in the "interest expense" category and classify penalties in the "other operating expenses" category within the statements of income.

Note 3 Litigation
       ----------

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

         As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

         (b) Management's Annual Report on Internal Control of Financial Reporting.
             -----------------------------------------------------------

         The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

         This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

         (c)  Changes in Internal Control over Financial Reporting
              ----------------------------------------------------

         There was no significant change in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

         None.

                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance.

         The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 27, 2009 or our executive officers and directors. Members of the board are elected and serve for one-year terms or until their successors are elected and qualify.

           Name            Age                        Position
    ------------------    ------      ------------------------------------------
    David S. Ahl            62        Chairman of the Board, Chief Executive
                                      Officer and Director
    Robert E. Dolan         57        Director and Assistant Secretary

         David S. Ahl has been Chief Executive Officer since June 2004 and has been a Class B director since November 2000. Mr. Ahl is a marketer of start-up entities. Mr. Ahl first gained experience in this field as a promotional director for Young and Rubicam, Inc. from 1984 to 1992. Mr. Ahl co-founded and helped manage Advance Retail Marketing, a company that markets coupons for supermarkets, from 1992 to 1994. Mr. Ahl then served as a general manager of Direct Media, the world's largest mailing list brokerage and management company, from 1994 to 1998. After leaving Direct Media in 1998, Mr. Ahl served as an independent marketing consultant for GE Capital, AdKnowledge and CatalogCity.com. In 1999, Mr. Ahl became the head of Client Services for Message Media, an e-mail publishing company. Since 2000, Mr. Ahl has been involved in performance based internet lead generation for retailers. He has developed behavior based web offers with consumer response mechanics that capitalize on the convergence of wireless, wireline, VOIP voice, SMS TXT and email. Consumer data capture from mobile devices integrates location data. Mr. Ahl's early wireless technical experience includes Ham radio and one tour as a Naval Aviator avionics officer.

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

Committees of the Board of Directors
------------------------------------

         We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board-serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an "audit committee financial expert."

         We have not made any changes to the process by which stockholders may recommend nominees to the board of directors since our last annual report.

Code of Ethics
--------------

         We have not adopted a corporate code of ethics. Our board of directors is considering establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Legal Proceedings Involving Directors, Executive Officers and Control Persons
-----------------------------------------------------------------------------

         Neither of our directors or executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Indemnification of Directors and Officers
-----------------------------------------

         Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities. The Company's certificate of incorporation provides that its directors and officers shall be indemnified to the fullest extent permitted by Delaware law. The certificate of incorporation also provides that the Company shall, to the fullest extent permitted by Delaware law, as amended from time to time, indemnify and advance expenses to each of its currently acting and former directors, officers, employees and agents.

         Delaware law provides that a corporation may limit the liability of each director to the corporation or its stockholders for monetary damages except for liability:

o for any breach of the director's duty of loyalty to the corporation or its stockholders,
o for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law,
o in respect of certain unlawful dividend payments or stock redemptions or repurchases, and
o for any transaction which the director derives an improper personal benefit.

         The Company's certificate of incorporation provides for the elimination and limitation of the personal liability of its directors for monetary damages to the fullest extent permitted by Delaware law. In addition, the certificate of incorporation provides that if Delaware law is amended to authorize the further elimination or limitation of the liability of a director, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by Delaware law, as amended. The effect of this provision is to eliminate the Company's rights and its stockholders rights, through stockholders' derivative suits, to recover monetary damages against a director for breach of the fiduciary duty of care as a director, except in the situations described above. This provision does not limit or eliminate the Company's rights or its stockholders' rights to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for its directors, officers, and controlling persons, pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission this sort of indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

         At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2008.

Item 11. Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information concerning ownership of our Class A common stock as of March 10, 2009 each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 65 Highland Road, Rye, New York 10580.

                                                    Shares          Percentage
                                               ---------------  ----------------
Fortunet Wireless Communications Corporation           767,328             16.7%
Victoria G. Kane(2)                                    767,328             16.7%
Mario J.  Gabelli(3)                                829,980(4)             18.1%
LICT Corporation(5)                                    294,217              6.4%
Robert E.  Dolan                                        525(6)                 *
All Directors and Executive Officers as a
   Group (2 in total)                                      525                 *

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

         The Company does not have any compensation plans under which our equity securities are authorized for issuance.


Item 13. Certain Relationships and Related Transactions, Director Independence.

         The Company did not engage in any transaction with any related persons for 2008 and 2007.

Director Independence

         The Board has determined that currently and at all times during the year ended December 31, 2008, its members are not "independent" as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, of which there were none in 2008. The Board's determination is based on its belief that Robert E. Dolan and David S. Ahl are both precluded from being considered independent since each currently serves as an executive officer of the Company.


Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company was $19,000 for year 2008 and $19,500 for year 2007. Daszkal Bolton LLP billed the Company an aggregate of $13,500 for reviews of the financial statements included in its quarterly Form 10-Q for each year 2008 and 2007.


Audit-Related Fees

         No audit-related fees were billed by Daszkal Bolton LLP for 2008 or 2007.

Tax Fees

         No tax fees were billed by Daszkal Bolton LLP for 2008 or 2007.

All Other Fees

         No other fees were billed by Daszkal Bolton LLP for 2008 or 2007 for services other than as set forth above.

Pre-Approval of Audit Fees

         The Board of Directors, which serves as our Audit Committee, is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its independent auditors or any other auditing or accounting firm. Unless a particular service has received general pre-approval by the Board of Directors, each service provided must be specifically pre-approved. There were no non-audit services rendered by Daszkal Bolton LLP for 2008 or 2007.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

31.2     Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1     Section 1350 Certification of the Chief Executive Officer

32.2     Section 1350 Certification of the Principal Accounting Officer

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York on the 25 day of March, 2009



                                                  SUNSHINE PCS CORPORATION
                                                  By:/s/ David S. Ahl
                                                  Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                           Title                              Date
--------------------------------------------------------------------------------


/s/ David S. Ahl       Chairman of the Board of Directors,        March 25, 2009
----------------       Chief Executive Officer
David S. Ahl

/s/ Robert E. Dolan    Director and Assistant Secretary           March 25, 2009
-------------------
Robert E. Dolan