Form 10-Q
period 2009-03-31
SUNSHINE PCS CORP
filed 2009-05-15
CIK 1128735

================================================================================

                                  UNITED STATES
                        SECRITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)
(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2009

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _______________

          Commission file number _________333-50948___________________


                            Sunshine PCS Corporation
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                        30-0076986
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      65 Highland Road, Rye New York 10580
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (701) 924-1000
                           ---------------------------
                           (Issuer's telephone number)

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

Large accelerated filer   [  ]                  Accelerated filer           [ ]
Non-accelerated filer     [  ]                  Smaller reporting company   [X]
                                   (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                       Outstanding at May15, 2009
            -----                       --------------------------
         Common Stock                           4,588,653

================================================================================

                            SUNSHINE PCS CORPORATION
                            ------------------------


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Unaudited Financial Statements

         Condensed Balance Sheets as of
         March 31, 2009 and December 31, 2008

         Condensed Statements of Operations for the Three months ended March 31, 2009 and 2008

         Condensed Statements of Cash Flow for the
         Three months ended March 31, 2009 and 2008

         Notes to Condensed Financial
         Statements as of March 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Analysis of Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports

SIGNATURES
----------

Item 1. Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                 March 31,          December 31,
                                                                   2009                 2008
                                                            -------------------- -------------------
Assets
Cash and cash equivalents                                      $        378,297     $       442,026
Other assets                                                             36,808               1,993
                                                            -------------------- -------------------
         Total assets                                          $        415,105     $       444,019
                                                            ==================== ===================

Liabilities and stockholders' equity
Accounts payable and accrued expenses                          $         28,885     $         9,500

Stockholders' equity
Common stock
Class A: No par value; authorized shares-20,000,000;                         --                  --
4,588,653 shares outstanding at March 31, 2009
 and December 31, 2008
Class B: No par value; authorized shares-9,000,000;                          --                  --
 no shares outstanding at March 31, 2009 and
 December 31, 2008.
Additional paid-in capital                                           80,514,012          80,514,012
Accumulated deficit                                                 (80,127,792)        (80,079,493)
                                                            -------------------- -------------------
     Total stockholders' equity                                         386,220             434,519
                                                            -------------------- -------------------
Total liabilities and stockholders' equity                     $        415,105     $       444,019
                                                            ==================== ===================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                            ----------------------------------------
                                                                    2009               2008
                                                            -------------------- -------------------
Interest income                                                $            410     $         3,916
Expenses:
  General & administrative expenses                                     (11,290)             (9,133)
  Professional fees                                                     (37,419)             (5,000)
                                                            -------------------- -------------------
Net loss                                                       $        (48,299)    $       (10,217)
                                                            ==================== ===================

Basic and diluted loss per common share                        $          (0.01)    $         (0.00)

Weighted average shares used in basic computation                     4,588,653           4,588,653

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                            ----------------------------------------
                                                                    2009               2008
                                                            -------------------- -------------------
Operating activities
Net loss                                                       $        (48,299)    $       (10,217)
Adjustments to reconcile net loss to cash used in
 operating activities:
    Increase in other assets                                            (34,815)                250
    Increase in accounts payable and accrued expenses                    19,385                (500)
                                                            -------------------- -------------------
       Net cash used in operating activities                            (63,729)             (9,467)
                                                            -------------------- -------------------
Net decrease in cash                                                    (63,729)             (9,467)
                                                            -------------------- -------------------
Cash and cash equivalents at beginning of period                        442,026             509,360
                                                            -------------------- -------------------
       Cash and cash equivalents at end of period              $        378,297     $       499,893
                                                            ===================  ===================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                 March 31, 2009

Note - 1 Organization
---------------------

Sunshine PCS Corporation was incorporated in the state of Delaware on July 13, 2000. Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the Company sold all of the licenses to Cingular Wireless LLC ("Cingular") for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of the PCS licenses and wind down of the Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The company is currently evaluating all options available to us at this time. We filed a preliminary proxy with the Securities and Exchange Commission on May 14, 2009 to effect a reverse stock split. Under the proposals in this preliminary proxy statement, the Company's stockholders are being asked to approve the Company's ability to implement a 1 for 1,000 reverse stock split and to give the Company continuing authority to purchase shares in order limit the number of stockholders to fewer than 300.

Note - 2 Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 8 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on our financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which also had no l impact on the Company's financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard had no impact on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no impact on our financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements". These Statements replace FASB Statement No. 141, "Business Combinations", and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of this statement had no impact on our financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement had no impact on our financial statements.

Note - 3 Income Taxes
---------------------

During the three months ended March 31, 2009, the Company recorded a combined federal and state tax benefit of approximately $16,422. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note - 4 Commitments and Contingencies
--------------------------------------

The company has no commitments and no contingencies.

Item 2. Management's  Discussion and Analysis of Financial Condition and Plan of
--------------------------------------------------------------------------------
Operations.
-----------

Overview

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation, the Company's Liquidity and Capital Resources and reference to its preliminary proxy statement filed with the Securities and Exchange Commission on May 14, 2009. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Results of Operations

During the three months ended March 31, 2009, our net loss was $48,299 as compared to net loss of $10,217 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company recorded $410 of interest income as compared to $3,916 for the three months ended March 31, 2008 as a result of lower interest rates in the Company investments in the United States Treasury Securities and lower average investment balances.

Professional fees were $37,419 for the three months ended March 31, 2009 as compared to $5,000 for the three months ended March 31, 2008. The primary reason for the increase in Professional Fees were legal fees incurred in connection with the preparation of our preliminary proxy statement which was filed with the Securities and Exchange Commission on May 14, 2009 on Schedule 14A.

General and administration expenses were $11,290 during the three months ended March 31, 2009 as compared to $9,133 recorded during the three-month period ended March 31, 2008. The increase is the result of travel expenses incurred by one r member of our Board of Directors.

Liquidity and Capital Resources

As of March 31, 2009, the Company's primary asset was $378,297 in cash and $442,026 at December 31, 2008. During year 2009 and subject to the outcome of the shareholder proposals included in the preliminary proxy statement that was filed with Securities and Exchange Commission on May 14, 2009, the Company expects to pay about $75,000 in costs and expenses. These costs do not include the costs incurred in connection with that proxy statement, estimated at $69,500, or any other unusual transactions that may incur during the year.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Analysis of Market Risk
------------------------------------------------------------

The Company is a smaller reporting company and is not required to provide the information required by this Item.

Item 4. Controls and Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 15th of May 2009.


                                        SUNSHINE PCS CORPORATION

                                        By: /s/ David S. Ahl
                                            ------------------------------------
                                            David S. Ahl
                                            Chief Executive Officer