Form 10-Q
period 2009-06-30
SUNSHINE PCS CORP
filed 2009-08-06
CIK 1128735

================================================================================
                                  UNITED STATES
                        SECRITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2009

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _______________
Commission file number 333-50948
                       ---------

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

                      65 Highland Road, Rye New York 10580
                      ------------------------------------
                    (Address of principal executive offices)
                                 (701) 924-1000
                                 --------------
                           (Issuer's telephone number)
      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
[X] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                              Outstanding at July 30, 2009
            -----                              ----------------------------
          Common Stock                                   4,588,653

================================================================================

                            SUNSHINE PCS CORPORATION
                            ------------------------


PART I   FINANCIAL INFORMATION
------------------------------

Item 1 .  Unaudited Financial Statements

          Condensed Balance Sheets as of
          June 30, 2009 and December 31, 2008

          Condensed Statements of Operations for the Three and Six months ended June 30, 2009 and 2008

          Condensed Statements of Cash Flows for the
          Six months ended June 30, 2009 and 2008

          Notes to Condensed Financial
          Statements as of June 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Analysis of Market Risk

Item 4.   Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item  6.  Exhibits and Reports

SIGNATURES
----------

Item 1.  Financial Statements

                            Sunshine PCS Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                         June 30,      December 31,
                                                           2009            2008
                                                       ----------------------------
Assets
Cash and cash equivalents                              $    320,329    $    442,026
Other assets                                                  1,993          36,623
                                                       ----------------------------
         Total assets                                  $    356,952    $    444,019
                                                       ============================

Liabilities and stockholders' equity
Accounts payable and accrued expenses                  $     22,771    $      9,500

Comments and Contingencies

Stockholders' equity
Common stock
Class A: No par value; authorized shares-20,000,000;             --              --
4,588,653 shares outstanding at June 30, 2009
 and December 31, 2008
Class B: No par value; authorized shares-9,000,000;              --              --
no shares outstanding at June 30, 2009 and
 December 31, 2008.
Additional paid-in capital                               80,514,012      80,514,012
Accumulated deficit                                     (80,179,831)    (80,079,493)
                                                       ----------------------------
     Total stockholders' equity                             334,181         434,519
                                                       ----------------------------
Total liabilities and stockholders' equity             $    356,952    $    444,019
                                                       ============================

See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended June 30,    Six months ended June 30,
                                                    ---------------------------    -------------------------
                                                        2009             2008          2009          2008
                                                    --------------------------------------------------------
Interest income                                     $       192    $     2,327    $       602    $     6,243
Expenses:
    Professional fees                                   (40,147)        (5,618)       (77,566)       (10,618)
    General and administrative Expenses                 (12,084)       (11,000)       (23.374)       (20,133)
                                                    --------------------------------------------------------
        Net loss                                    ($   52,039)   ($   14,291)   ($  100,338)   ($   24,508)
                                                    ========================================================

Basic and diluted loss per share                    ($     0.01)   ($     0.00)   ($     0.02)   ($     0.01)

Weighted average shares used in basic and diluted
computation                                           4,588,653      4,588,653      4,588,653      4,588,653


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months ended June 30,
                                                                        -------------------------
                                                                             2009        2008
                                                                          ----------------------
Operating activities
Net loss                                                                  $(100,338)   $ (24,508)
Adjustments to reconcile net loss to cash used in operating activities:
    Increase in other assets                                                (34,630)      (1,118)
    Increase (decrease) in accounts payable and accrued expenses             13,271       (9,750)
                                                                          ----------------------
       Net cash used in operating activities                               (121,697)     (35,376)
                                                                          ----------------------

Cash flow from investing activities                                              --           --
                                                                          ----------------------

Cash flow from financing activities                                              --           --
                                                                          ----------------------

                                                                          ----------------------
Net decrease in cash                                                       (121,697)     (35,376)
                                                                          ----------------------

                                                                          ----------------------
Cash and cash equivalents at beginning of period                            442,026      509,360
                                                                          ----------------------
       Cash and cash equivalents at end of period                         $ 320,329    $ 473,984
                                                                          ======================


See accompanying notes to financial statements.

                            Sunshine PCS Corporation
                          Notes to Financial Statements

                                  June 30, 2009

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

The Company is currently evaluating all options available to us at this time. We filed a preliminary proxy with the Securities and Exchange Commission on May 14, 2009 to effect a reverse stock split. Under the proposals in this preliminary proxy statement, the Company's stockholders are being asked to approve the Company's ability to implement a 1 for 1,000 reverse stock split and to give the Company continuing authority to purchase shares in order limit the number of stockholders to fewer than 300. In addition, the preliminary proxy described a potential transaction whereby the Company would acquire Inter-Community Telephone Company, LLC, a North Dakota limited liability company, and Valley Communications, Inc., through a merger in which approximately 158,000 shares of the Company's Common Stock (on a post-reverse stock split basis) would be issued to LICT Corporation ("LICT"). As a result of such a merger, the Company would be approximately 97% owned by LICT, or a wholly-owned subsidiary thereof. No merger agreement has been drafted, no negotiation has taken place and no more specific terms have been determined. The potential merger remains subject to the negotiation of definitive terms and the approval of both the Company's and LICT's boards of directors.


Note - 2 Basis of Presentation
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 8 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 162. "The Hierarchy of Generally Accepted Accounting Principles." FASB Statement No.162 identifies the sources for accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not expected to affect the Company's financial statements.

Note - 3 Income Taxes
---------------------

During the three and six months ended June 30, 2009, the Company recorded a combined federal and state tax benefit of approximately $16,422 and $34,115 respectively. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

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

Results of Operations

During the three months ended June 30, 2009, our net loss was $52,039 as compared to net loss of $14,291 for the three months ended June 30, 2008. For the six months ended June 30, 2009 our net loss was $100,338 as compared to a net loss of $24,508 for the six months ended June 30, 2008. During the three months ended June 30, 2009, the Company recorded $192 of interest income as compared to $2,327 for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, interest income was $602 and $ $6,243 respectively. The decline in interest income for both periods was the result of lower interest rates in the Company investments in the United States Treasury Securities and lower average investment balances.

Professional fees were $40,147 for the three months ended June 30, 2009 as compared to $5,618 for the three months ended June 30, 2008. For the six months ended June 30, 2009, professional fees were $77,566 and $10,618 incurred during the six months ended June 30, 2008. The primary reason for the increase in Professional Fees were legal and accounting fees incurred in connection with the preparation of our preliminary proxy statement which was filed with the Securities and Exchange Commission on May 14, 2009 on Schedule 14A.

General and administration expenses were $12,084 during the three months ended June 30, 2009 as compared to $11,000 recorded during the three-month period ended June 30, 2008. For the six months ended June 30, 2009 and June 30, 2008, general and administrative expenses were $23,374 and $20,133 respectively. The increase is the result of travel expenses incurred by one our member of our Board of Directors.

Liquidity and Capital Resources

As of June 30, 2009, the Company's primary asset was $320,329 in cash as compared to $442,026 at December 31, 2008. During year 2009 and subject to the outcome of the shareholder proposals included in the preliminary proxy statements that were filed with Securities and Exchange Commission on May 14, and July 24, 2009, the Company expects to pay about $75,000 in costs and expenses. These costs do not include the costs incurred in connection with that proxy statement, estimated at $97,000, or any other unusual transactions that may incur during the year.

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


Item 6.  Exhibits and Reports
-----------------------------

        Exhibit 31.1 - Chief Executive Officer Rule 15d-14(a) Certification.
        Exhibit 31.2 - Principal Financial Officer Rule 15d-14(a) Certification.
        Exhibit 32.1 - Chief Executive Officer Section 1350 Certification.
        Exhibit 32.2 - Principal Financial Officer Section 1350 Certification.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 5th of August 2009.



                                        SUNSHINE PCS CORPORATION

                                        By: /s/ David S. Ahl
                                            ------------------------------------
                                            David S. Ahl
                                            Chief Executive Officer