Form 10-Q
period 2009-09-30
SUNSHINE PCS CORP
filed 2009-11-16
CIK 1128735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
(701) 924-1000
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] No	[X] Yes

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 31, 2009
Common Stock	4,588,653

SUNSHINE PCS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Condensed Balance Sheets as of September 30, 2009 and December 31, 2008

Condensed Statements of Operations for the Three and Nine months ended September 30, 2009 and 2008

Condensed Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008

Notes to Condensed Financial Statements as of September 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Analysis of Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports

SIGNATURES

Item 1. Financial Statements

Sunshine PCS Corporation
Condensed Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$265,775	$442,026
Other assets	36,438	1,993
Total assets	$302,213	$444,019

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$14,447	$9,500

Comments and Contingencies

Stockholders’ equity
Common stock
Class A: No par value; authorized shares-20,000,000; 4,588,653 shares outstanding at September 30, 2009 and December 31, 2008	--	--
Class B: No par value; authorized shares-9,000,000; no shares outstanding at September 30, 2009 and December 31, 2008.	--	--
Additional paid-in capital	80,514,012	80,514,012
Accumulated deficit	(80,226,246)	(80,079,493)
Total stockholders’ equity	287,766	434,519
Total liabilities and stockholders’ equity	$302,213	$444,019

See accompanying notes to financial statements.

Sunshine PCS Corporation
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income	$111	$2,175	$713	$8,418
Expenses:
Professional fees	(34,301)	(4,500)	(111,867)	(15,118)
General and administrative Expenses	(12,225)	(9,721)	(35,599)	(29,854)
Net loss	($46,415)	($12,046)	($146,753)	($36,554)

Basic and diluted loss per share	($0.01)	($0.00)	($0.03)	($0.01)

Weighted average shares used in basic and diluted computation	4,588,653	4,588,653	4,588,653	4,588,653

See accompanying notes to financial statements.

Sunshine PCS Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2009	2008
Operating activities
Net loss	$(146,753)	$(36,554)
Adjustments to reconcile net loss to cash used in operating activities:

(Increase) in other assets	(34,445)	751
Increase (decrease) in accounts payable and accrued expenses	4,947	(9,750)
Net cash used in operating activities	(176,251)	(45,553)

Net decrease in cash	(176,251)	(45,553)

Cash and cash equivalents at beginning of period	442,026	509,360

Cash and cash equivalents at end of period	$265,775	$463,807

See accompanying notes to financial statements.

Sunshine PCS Corporation
Notes to Financial Statements

September 30, 2009

Note – 1 Organization

Sunshine PCS Corporation was incorporated in the state of Delaware on July 13, 2000. Prior to December 31, 2003, the Company was in the business of developing three personal communications services (PCS) licenses in Florida. At that date the Company sold all of the licenses to Cingular Wireless LLC (“Cingular”) for total net proceeds of $13.6 million, and during 2004 disposed of all equipment and wound down our Florida operations. Since the sale of the PCS licenses and wind down of the Florida operations, the Company has no appreciable operations other than maintenance status as a public company and, therefore is no longer in the development stage.

The Company is currently evaluating all options available to us at this time. We filed a preliminary proxy with the Securities and Exchange Commission on May 14, 2009 to effect a reverse stock split. Under the proposals in this preliminary proxy statement, the Company’s stockholders are being asked to approve the Company’s ability to implement a 1 for 1,000 reverse stock split and to give the Company continuing authority to purchase shares in order to limit the number of stockholders to fewer than 300. In addition, the preliminary proxy described a potential transaction whereby the Company would acquire Inter-Community Telephone Company, LLC, a North Dakota limited liability company, and Valley Communications, Inc., through a merger in which approximately 158,000 shares of the Company’s Common Stock (on a post-reverse stock split basis) would be issued to LICT Corporation (“LICT”). As a result of such a merger, the Company would be approximately 97% owned by LICT, or a wholly-owned subsidiary thereof. No merger agreement has been drafted, no negotiation has taken place and no more specific terms have been determined. The potential merger remains subject to the negotiation of definitive terms and the approval of both the Company’s and LICT’s boards of directors.

Note – 2 Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and to the instructions to Form 10-Q and Article 8 to Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and no authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, or ASC, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. No authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation, so that users can more easily access authoritative accounting guidance. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. Updates to the ASC are issued as Accounting Standards Updates, or ASU. Because the Codification did not change GAAP, the Codification had no impact on our financial statements and footnotes, other than the replacement of pre-codification references with ASC or ASU references herein.

Note – 3 Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded a combined federal and state tax benefit of approximately $15,781 and $49,896 respectively. The Company recorded a valuation allowance for such benefit as the realization of such assets is dependent upon the generation of future taxable income during a period when such losses would be utilized, which is not anticipated to occur at this time.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note – 4 Commitments and Contingencies

The Company has no commitments and no contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

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

Results of Operations

During the three months ended September 30, 2009, our net loss was $46,415 as compared to net loss of $12,046 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 our net loss was $146,753 as compared to a net loss of $36,554 for the nine months ended September 30, 2008. During the three months ended September 30, 2009, the Company recorded $111 of interest income as compared to $2,175 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, interest income was $713 and $8,418 respectively. The decline in interest income for both periods was the result of lower interest rates in the Company investments in the United States Treasury Securities and lower average investment balances.

Professional fees were $34,301 for the three months ended September 30, 2009 as compared to $4,500 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 the professional fees were $111,867 and $15,118 incurred during the nine months ended September 30, 2008. The reason for the increase in professional fees were legal and accounting fees incurred in connection with the preparation of our preliminary proxy statements which were filed with the Securities and Exchange Commission on schedule 14A during the months of May to October 2009.

General and administration expenses were $12,225 during the three months ended September 30, 2009 as compared to $9,721 recorded during the three-month ended September 30, 2008. For the nine months ended September 30, 2009 and September 30, 2008, general and administrative expenses were $35,599 and $29,854 respectively. The increase is the result of travel expenses and shareholders transfer fees.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s primary asset was $265,775 in cash as compared to $442,026 at December 31, 2008. During year 2009 and subject to the outcome of the shareholder proposals included in the preliminary proxy statements that were filed with Securities and Exchange Commission schedule 14A during the months of May to October 2009, the Company expects to pay about $75,000 in costs and expenses. These costs do not include the legal fees incurred in connection with the proxy statements, estimated at $120,000 or any other unusual transactions that may incur during the year.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Analysis of Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

On September 14, 2009 Robert E. Dolan has resigned as the Principal Financial Officer and member of the Board of Directors of Sunshine PCS Corporation.

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports

          Exhibit 31.1 – Chief Executive Officer Rule 15d-14(a) Certification.
          Exhibit 32.1 – Chief Executive Officer Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 13th of November 2009.

SUNSHINE PCS CORPORATION

By:	/s/ David S. Ahl
David S. Ahl
Chief Executive Officer